Form 10-Q
period 2024-06-30
LandBridge Co LLC
filed 2024-08-08
CIK 1995807

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42150

LandBridge Company LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	93-3636146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5555 San Felipe Street, Suite 1200 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 230-8864

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A shares, representing limited liability company interests	LB	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2024, the registrant had 17,425,000 Class A shares and 55,726,603 Class B shares, outstanding.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the industry:

Acquired Lands. The Lea County Ranches, East Stateline Ranch and the Speed Ranch.

Acquisitions. The East Stateline Acquisition, the Speed Acquisition and the Lea County Acquisition.

Bbl. One barrel of volume used for measuring oil.

Boe. A barrel of oil equivalent, which is used to express crude oil, NGL and natural gas volumes on a comparable crude oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil or NGL.

Bpd. Barrels per calendar day.

Brackish Water. Water with salinity levels between seawater and freshwater.

CAGR. Compound annual growth.

Caliche. A crust of coarse sediment or weathered soil in calcium carbonate. It forms when lime-rich groundwater rises to the surface by capillary action and evaporates into a crumbly-like powder, forming a tough, indurated sheet called calcrete.

Completion. Installation of permanent equipment for production of natural gas, NGLs or oil or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

Crude Oil. A mixture of hydrocarbons that exists in liquid phase in natural underground reservoirs and remains liquid at atmospheric pressure after passing through surface separating facilities.

Delaware Basin. A geological depositional and structural basin in West Texas and southern New Mexico, which is a part of the Permian Basin.

Desert Environmental. Desert Environmental LLC, a Delaware limited liability company, a portfolio company of funds affiliated with Five Point and an affiliate of the Company.

East Stateline Ranch. Approximately 103,000 surface acres in Loving and Winkler Counties, Texas and Lea County, New Mexico.

East Stateline Acquisition. The acquisition of the East Stateline Ranch from a private third-party seller.

E&P. Exploration and production.

E&P companies. Oil and natural gas exploration and production companies, including producers and/or operators.

EIA. Energy Information Administration, as independent agency within the United States Department of Energy that develops, surveys, collects energy data and analyzes and models energy issues.

Five Point. Five Point Energy LLC, a Delaware limited liability company and our financial sponsor.

GAAP. Accounting principles generally accepted in the United States of America.

Henry Hub. A natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the NYMEX. The settlement prices at the Henry Hub are used as benchmarks for the entire North American natural gas market.

LandBridge. LandBridge Company LLC, a Delaware limited liability company.

LandBridge Holdings. LandBridge Holdings LLC, a Delaware limited liability company and holding company which owns 100% of our Class B shares.

Lea County Ranches. Approximately 11,000 surface acres in Lea County, New Mexico.

Lea County Acquisition. The acquisition of the Lea County Ranches from a private third-party seller.

MBbls. One thousand barrels of crude oil, condensate or NGLs.

MBbl/d. One MBbl per day.

Mboe. One thousand BOE.

Mboe/d. One thousand BOE per day.

Mcf. One thousand cubic feet of natural gas.

Mineral Interest. Real-property interests that grant ownership of oil and natural gas under a tract of land and the rights to explore for, develop, and produce oil and natural gas on that land or to lease those exploration and development rights to a third party.

MMBtu. One million British thermal units.

MMcf. One million cubic feet of natural gas.

NDB LLC. WaterBridge NDB LLC, a Delaware limited liability company.

NGL. Natural gas liquid.

Northern Position. Approximately 49,000 surface acres located in Eddy and Lea Counties, New Mexico and Andrews County, Texas, near and along the Texas-New Mexico state border.

NYMEX. The New York Mercantile Exchange.

OpCo. DBR Land Holdings LLC, a Delaware limited liability company.

Operator. The individual or company responsible for the development and/or production of an oil or natural gas well.

Permian Basin. A large sedimentary basin located in West Texas and southeastern New Mexico.

Produced Water. Water that comes out of an oil and natural gas well with the crude oil and natural gas.

Produced Water Handling Facilities. Facilities employed for the treatment, handling and disposal of produced water.

Rod. A rod is a unit of measure of 16.5 feet that is measured in linear feet.

Royalty. An interest in an oil and natural gas lease that gives the owner the right to receive a portion of the production from the leased acreage (or of the proceeds from the sale thereof), but does not require the owner to pay any portion of the production or development costs on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Sand Mine. An area of land from which sand is being extracted.

Speed Ranch. Approximately 34,000 surface acres in Lea County, New Mexico and Andrews County, Texas.

Speed Acquisition. The acquisition of the Speed Ranch from the same private third-party seller from which we acquired the East Stateline Ranch.

Spot Market Price. The cash market price without reduction for expected quality, transportation and demand adjustments.

Stateline Position. Approximately 137,000 surface acres located primarily in Loving, Reeves and Winkler Counties, Texas and Lea County, New Mexico, near and along the Texas-New Mexico state border.

WaterBridge. Collectively, WaterBridge NDB and WaterBridge Operating and their respective subsidiaries.

WaterBridge NDB. WaterBridge NDB Operating LLC, a Delaware limited liability company, a portfolio company of funds affiliated with Five Point and an affiliate of the Company.

WaterBridge Operating. WaterBridge Operating LLC, a Delaware limited liability company, a portfolio company of funds affiliated with Five Point and an affiliate of the Company.

WTI. West Texas Intermediate, a grade of crude oil commonly used in reference to pricing for crude oil.

INTRODUCTORY NOTE

LandBridge was formed on September 27, 2023 as a Delaware limited liability company to serve as the issuer in an initial public offering of equity, which closed on July 1, 2024 (the “Offering”). LandBridge is a holding company, the sole material asset of which is membership interests in OpCo. LandBridge is also the sole managing member of OpCo. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “LandBridge”, “us,” “we,” “our” or the “Company” are to (i) OpCo and its subsidiaries before the completion of the corporate reorganization in connection with the Offering (the “Corporate Reorganization”) and (ii) LandBridge and its subsidiaries as of the completion of the Corporate Reorganization. For more information on the IPO and the Corporate Reorganization, please see “Initial Public Offering” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” ”would,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and under the heading “Risk Factors” in our prospectus, dated June 27, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act on June 28, 2024 in connection with our initial public offering of Class A shares (the “Prospectus”). By their nature forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements may include statements about:

•
our customers’ demand for and use of our land and resources;
•
the success of WaterBridge and Desert Environmental in executing their business strategies, including their ability to construct infrastructure, attract customers and operate successfully on our land;
•
our customers’ ability to develop our land or any potential acquired acreage to accommodate any future surface use developments;
•
the domestic and foreign supply of, and demand for, energy sources, including the impact of actions relating to oil price and production controls by the members of the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other allied producing countries with respect to oil production levels and announcements of potential changes to such levels;
•
our reliance on a limited number of customers and a particular region for substantially all of our revenues;
•
our ability to enter into favorable contracts regarding surface uses, access agreements and fee arrangements, including the prices we are able to charge and the margins we are able to realize;
•
our business strategies and our ability to execute thereon, including our ability to attract non-traditional energy customers to use our land and resources;
•
commodity price volatility and trends related to changes in commodity prices, and our customers’ ability to manage through such volatility;
•
the level of competition from other companies, including those offering resources that compete with the resources from our land, such as sand and brackish water;
•
changes in the price charged to our customers and availability of services necessary for our customers to conduct their businesses, as a result of oversupply, government regulations or other factors;
•
any planned or future expansion projects by us or our customers;
•
our ability to initiate and continue the payment of dividends;
•
the development of advances or changes in energy technologies or practices;
•
our ability to successfully implement our growth plans, including through future acquisitions of acreage and/or introduction of new revenue streams, including through the Acquisitions or otherwise;
•
the potential deterioration of our customers’ financial condition and their ability to access capital to fund their development programs;

•
the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
•
our customers’ ability to obtain necessary supplies, raw materials and other critical components on a timely basis, or at all;
•
our and our customers’ ability to obtain government approvals or acquire or maintain necessary permits, including those related to the development and operation of produced water handling facilities, mines and brackish water wells;
•
operational disruptions and liability related thereto associated with our customers, including those due to environmental hazards, fires, explosions, chemical mishandling or other industrial accidents;
•
our liquidity and our ability to access the capital markets on favorable terms, or at all, which depends on general market conditions, including the impact of inflation, elevated interest rates and Federal Reserve policies and potential economic recession;
•
uncertainty of estimates of oil, natural gas and NGL reserves and production;
•
the effects of political instability or armed conflict in oil and natural gas producing regions, including the global economic distress resulting from the Russia-Ukraine war, as well as the Israel-Hamas conflict and increased tensions in the Middle East and potential energy insecurity in Europe, which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which could decrease demand for the use of our land and resources;
•
uncertainty surrounding the fall 2024 U.S. presidential election and congressional elections, including potential legal, regulatory and policy changes, as well as the potential for general market volatility and political uncertainty;
•
the uncertainty of future estimates of oil and natural gas and mineral reserves;
•
the demand for sand and the amount of sand that customers on our land are able to excavate and process, which could be adversely affected by, among other things, operating difficulties and unusual or unfavorable geological conditions;
•
our level of indebtedness and our ability to service our indebtedness;
•
actions taken by the federal, local or state governments in relation to surface uses;
•
title defects in the acreage that we acquire;
•
the markets for surface acreage in the areas in which we operate and own or plan to own surface acreage, including pricing estimates, availability of land and our ability to acquire such land on favorable terms, or at all;
•
our ability to integrate acquired acreage, including the Acquired Lands, and any future acquisitions, and manage growth;
•
our ability to recruit and retain key management and employees;
•
actions taken by the federal or state governments, such as executive orders or new or expanded regulations, that may impact future energy production in the U.S. and any acceleration of the domestic and/or international transition to a low carbon economy as a result of the IRA or otherwise;
•
changes in laws and regulations (or the interpretation thereof), including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate brackish water transfer, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling and various other environmental matters;
•
changes in effective tax rates, or adverse outcomes resulting from other tax increases or an examination of our income or other tax returns and tax inefficiencies;
•
the severity and duration of world health events, natural disasters or inclement or hazardous weather conditions, including cold weather, droughts, earthquakes, flooding and tornadoes;
•
evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of-service attacks, malicious software, data privacy breaches by employees, insider or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions; and
•
other factors discussed elsewhere in this Quarterly Report including in the section titled “Risk Factors.”

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of business in our industry. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A shares are described under “Risk Factors,” included in our Prospectus. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LandBridge Company LLC

Balance Sheets

(in dollars)

(unaudited)

	June 30, 2024	December 31, 2023
Assets:
Total assets	$-	$-
Liabilities and member's equity
Total liabilities	$-	$-
Commitments and contingencies	-	-
Member's equity:
Deemed non-cash parent contribution	$(1,000)	$(1,000)
Member's interest	1,000	1,000
Total member's equity	-	-
Total liabilities and member's equity	$-	$-

See accompanying notes to the unaudited balance sheets

LandBridge Company LLC

Notes to the Balance Sheets (Unaudited)

1.
Organization

LandBridge Company LLC (the “Company,” “LandBridge,” “we,” “our” and “us”) was formed on September 27, 2023 as a Delaware limited liability company. WaterBridge NDB LLC (“NDB LLC”) is the sole member of the Company. The Company is governed by a Limited Liability Company Agreement, dated September 27, 2023 (the “LLC Agreement”).

On July 1, 2024, immediately prior to the Offering (as defined below), NDB LLC was divided into two Delaware limited liabilities in accordance with a plan of division: (i) NDB LLC and (ii) LandBridge Holdings LLC (“LandBridge Holdings”), a new Delaware limited liability company created by, and resulting from, the division (collectively, the “Division”). As a result of the Division, LandBridge Holdings became the sole member of the Company and entered into an Amended & Restated Limited Liability Company Agreement, dated July 1, 2024 (the “A&R LLC Agreement”) in connection with the Offering.

On July 1, 2024, immediately following the Division, the Company closed the offering of 14,500,000 Class A shares representing limited liability company interests (“Class A shares”) at a price to the public of $17.00 per share (the “Offering”). In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 2,175,000 Class A shares at the public offering price, which the underwriters’ exercised in full on July 1, 2024. In addition to the Class A shares sold in the Offering, on July 1, 2024, LandBridge sold 750,000 Class A shares at a price of $17.00 per Class A share in a concurrent private placement to an accredited investor (the “concurrent private placement”). See Note 5 – Subsequent Events for additional information related to the Offering and concurrent private placement.

The Company is a holding company and its principal asset is membership interests in OpCo. As the managing member of OpCo, the Company operates and controls all of the business and affairs of OpCo, and through OpCo and its subsidiaries, conducts its business. As a result, beginning in the third quarter of 2024, the Company will consolidate the financial results of OpCo and report noncontrolling interest related to the portion of OpCo Units not owned by the Company, which will reduce net income attributable to the Company’s Class A shareholders.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption is required for private companies. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenues, or more than $700.0 million in market value of our common shares held by non-affiliates or issue more than $1.0 billion of non-convertible debt securities over a three-year period.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements (the “Financial Statements”) of the Company have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflects all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's annual audited financial statements and accompanying notes for the year ended December 31, 2023, included within the Company’s final prospectus filed with the SEC on June 28, 2024 (the “Prospectus”), pursuant to Rule 424(b) under the Securities Act.

Separate Statements of Operations, Changes in Member’s Equity and Cash Flows have not been presented because we have not had any business transactions or activities since inception as of September 27, 2023 through June 30, 2024, except for our initial capitalization. In this regard, we have determined that general and administrative costs associated with the formation and daily management of the Company are insignificant. All dollar amounts in the balance sheets and in the notes are stated in dollars unless otherwise indicated.

LandBridge Company LLC

Notes to the Balance Sheets (Unaudited)

Income taxes

The Company has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal and state income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. As of June 30, 2024 and December 31, 2023, there are no income tax related balances reflected in our balance sheets.

3.
Member’s Equity

As provided for in the LLC Agreement, NDB LLC held 100% of the limited liability company interests of the Company as of June 30, 2024. The Company’s limited liability company interests were generally consistent with ordinary equity ownership interests. The Company was capitalized with a deemed non-cash contribution of $1,000 from NDB LLC on September 27, 2023.

Distributions (including liquidating distributions) are to be made to the sole member at a time to be determined by the board of managers. There are no restrictions on distributions. The sole member’s equity account will be adjusted for distributions paid to, and additional capital contributions that are made by the sole member. All revenues, costs and expenses of the Company are allocated to the sole member in accordance with the LLC Agreement.

Under the A&R LLC Agreement, the Company is authorized to issue an unlimited number of additional limited liability company interests of any type without the approval of our shareholders, subject to the rules of the New York Stock Exchange. The Company has two classes of authorized equity securities outstanding: Class A shares and Class B shares representing limited liability company interests (“Class B shares” and, together with Class A shares, “common shares”). Our Class B shares have no economic rights but entitle holders to one vote per Class B share on all matters to be voted on by shareholders generally. Holders of Class A shares and Class B shares will vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law or by the A&R LLC Agreement. Only the Class A shares will have economic rights and entitle holders to participate in any dividends our board of directors may declare. Following the Offering, including the underwriters’ option, and the concurrent private placement, the Company has the following outstanding common shares:

•
17,425,000 shares of Class A shares, and
•
55,726,603 shares of Class B shares

4.
Commitments and Contingencies

In the ordinary course of business, the Company may be subject to various legal, regulatory and/or other administrative proceedings. There are currently no such proceedings to which the Company is a party.

5.
Subsequent Events

On July 1, 2024, we closed the Offering of 16,675,000 shares of Class A shares (including 2,175,000 Class A shares issued and sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares of Class A common shares), at a price to the public of $17.00 per share ($15.94 per share net of underwriting discounts). In addition to the Class A shares sold in the Offering, on July 1, 2024 LandBridge sold 750,000 Class A shares at a price of $17.00 per Class A share in the concurrent private placement (16.67 per share net of private placement fees). The Company received net proceeds from the Offering, including the underwriters’ option to purchase additional shares, and the concurrent private placement of approximately $270.9 million, after deducting underwriting discounts, fees and $7.5 million of offering expenses payable by the Company (with any additional offering expenses to be paid by the Company out of cash on balance sheet). The Company contributed all of the net proceeds received from the Offering to OpCo in exchange for membership interests in OpCo (“OpCo Units”) at a per-unit price equal to the per share price paid by the underwriters for our Class A shares in the Offering. OpCo distributed approximately $170.9 million to its existing owners and utilized approximately $100.0 million to repay outstanding borrowings under the Credit Facilities.

We contributed all the net proceeds of the Offering, including the net proceeds from the underwriters’ exercise of their option in full to purchase additional Class A shares, and the concurrent private placement to OpCo in exchange for 17,425,000 OpCo Units.

DBR Land Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2024	2023
Current assets:
Cash and cash equivalents	$24,646	$37,823
Accounts receivable, net	13,441	12,383
Related party receivable	2,862	1,037
Prepaid expenses and other current assets	594	1,035
Total current assets	41,543	52,278

Non-current assets:
Property, plant and equipment, net	629,812	203,018
Intangible assets, net	28,048	28,642
Other assets	11,060	5,011
Total non-current assets	668,920	236,671
Total assets	$710,463	$288,949

Liabilities and member's equity
Current liabilities:
Accounts payable	$194	$200
Related party payable	498	453
Accrued liabilities	12,984	4,945
Current portion of long-term debt	35,148	20,339
Other current liabilities	1,535	1,163
Total current liabilities	50,359	27,100

Non-current liabilities:
Long-term debt	360,845	108,343
Other long-term liabilities	2,817	2,759
Total non-current liabilities	363,662	111,102
Total liabilities	414,021	138,202

Commitments and contingencies (Note 9)

Member's equity	296,442	150,747
Total liabilities and member's equity	$710,463	$288,949

See accompanying notes to the unaudited condensed consolidated financial statements

DBR Land Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Oil and gas royalties	$4,475	$5,034	$8,660	$8,626
Resource sales	3,618	6,401	7,034	11,717
Resource sales - Related party (Note 8)	179	404	272	1,488
Easements and other surface-related revenues	5,088	1,881	9,842	3,353
Easements and other surface-related revenues - Related party (Note 8)	2,376	3,274	2,759	3,857
Surface use royalties	3,304	2,232	4,902	3,624
Surface use royalties - Related party (Note 8)	3,667	895	6,275	1,774
Resource royalties	2,139	1,601	4,117	3,171
Resource royalties - Related party (Note 8)	1,107	-	1,107	-
Total revenues	25,953	21,722	44,968	37,610

Resource sales-related expense	643	999	1,316	2,079
Other operating and maintenance expense	611	751	1,129	1,255
General and administrative expense (income)	73,823	(27,459)	75,983	(15,038)
Depreciation, depletion, amortization and accretion	2,112	2,109	4,256	3,833
Operating (loss) income	(51,236)	45,322	(37,716)	45,481

Interest expense, net	6,280	562	9,164	1,280
Other income	-	-	(241)	(15)
Income (loss) from operations before taxes	(57,516)	44,760	(46,639)	44,216
Income tax expense	137	96	238	199
Net (loss) income	$(57,653)	$44,664	$(46,877)	$44,017

See accompanying notes to the unaudited condensed consolidated financial statements

DBR Land Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Member’s Equity

(in thousands)

(unaudited)

Total Member's Equity
Balance at January 1, 2024	$150,747
Contribution from member	-
Deemed non-cash capital contributions	810
Net income	10,776
Balance at March 31, 2024	$162,333
Contribution from member	$120,000
Deemed non-cash capital contributions	71,762
Net loss	(57,653)
Balance at June 30, 2024	$296,442

Total Member's Equity
Balance at January 1, 2023	$209,959
Distribution to member	(13,000)
Deemed non-cash capital contributions	11,235
Net loss	(647)
Balance at March 31, 2023	$207,547
Distribution to member	$(10,000)
Deemed non-cash capital distributions	(28,725)
Net income	44,664
Balance at June 30, 2023	$213,486

See accompanying notes to the unaudited condensed consolidated financial statements

DBR Land Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(46,877)	$44,017
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	4,256	3,833
Amortization of deferred financing fees	204	-
Amortization of debt issuance costs	519	-
Share-based compensation	72,572	(17,501)
Other	-	(18)
Changes in operating assets and liabilities:
Accounts receivable	136	(4,697)
Related party receivable	(1,825)	14
Prepaid expenses and other assets	482	(292)
Accounts payable	(6)	629
Related party payable	33	(175)
Other current liabilities	3,764	(1,460)
Net cash provided by operating activities	33,258	24,350

Cash flows from investing activities
Acquisitions	(430,510)	-
Capital expenditures	(458)	(2,400)
Proceeds from disposal of assets	-	11
Net cash used in investing activities	(430,968)	(2,389)

Cash flows from financing activities
Contributions from member	120,000	-
Distributions to member	-	(23,000)
Proceeds from term loan	265,000	-
Proceeds from revolver	15,000	-
Repayments on term loan	(10,000)	(8,250)
Debt issuance costs	(3,404)	-
Deferred offering costs	(1,831)	-
Other financing activities, net	(232)	(78)
Net cash provided by (used in) financing activities	384,533	(31,328)
Net decrease in cash and cash equivalents	(13,177)	(9,367)
Cash and cash equivalents and restricted cash - beginning of period	37,823	25,351
Cash and cash equivalents - end of period	$24,646	$15,984

See accompanying notes to the unaudited condensed consolidated financial statements

DBR Land Holdings LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization and Nature of Operations

DBR Land Holdings LLC (“Holdings” and, together with its subsidiaries, the “Company,” “we,” “our” and “us”) was formed in September 2021. WaterBridge NDB LLC (“NDB LLC”) is the sole member of the Company. The Company is governed by a Limited Liability Company Agreement, dated September 20, 2021 (the “LLC Agreement”).

On October 15, 2021, the Company acquired 100% of the outstanding capital stock of Hanging H Ranch, Inc. Immediately following the acquisition, Hanging H Ranch, Inc. merged with one of its wholly-owned subsidiaries and the surviving entity was named Delaware Basin Ranches Inc. (“DBR Inc.”).

On January 1, 2022, DBR REIT LLC (“DBR REIT”), a wholly-owned subsidiary of the Company and the parent company of DBR Inc., elected to be taxed as a real estate investment trust (“REIT”) under federal income tax laws. DBR REIT qualifies as a REIT under the applicable requirements of the Internal Revenue Code of 1986, as amended (“IRC”). A REIT is a pass-through entity. There is no tax imposed at the REIT level as long as the REIT complies with the applicable tax rules and avails itself of the opportunity to reduce its taxable income through distributions. A REIT must comply with a number of organizational and operational requirements, including a requirement that it must pay at least 90% of its taxable income to its stockholders.

The Company, through its subsidiaries, owns surface acreage in the Delaware Basin across Andrews, Loving, Reeves, Pecos and Winkler Counties in Texas and Eddy and Lea Counties in New Mexico and owns crude oil and natural gas mineral interests in the Delaware Basin across Loving and Reeves Counties, Texas.

The Company generates revenues primarily from use of its surface acreage, the sale of resources from its land and oil and natural gas royalties. The use of surface acreage generally includes easements or leases and various surface use royalties. Sale of resources generally includes sales of brackish water and other surface composite materials. Our assets consist mainly of fee surface acreage, oil and natural gas mineral interest, brackish water wells and ponds and related facilities.

The Company is headquartered in Houston, Texas.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of the Company have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflects all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company's annual audited financial statements and accompanying notes for the year ended December 31, 2023, included within the Company’s final prospectus filed with the SEC on June 28, 2024 (the “Prospectus”), pursuant to Rule 424(b) under the Securities Act. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

All of the Company’s subsidiaries are wholly owned, either directly or indirectly through wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. There were no variable interest entities for any periods presented herein.

Basic and diluted net income per common unit holder is not presented since the ownership structure of the Company is not a common unit of ownership.

Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.

The Company evaluates its estimates and related assumptions regularly, including those related to the fair value measurements of assets acquired and liabilities assumed in a business combination, the collectability of accounts receivable, the assessment of recoverability and useful lives of long-lived assets, including property, plant and equipment, intangible assets, and the valuation of

DBR Land Holdings LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

share-based compensation. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from such estimates.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Whenever available, fair value is based on or derived from observable market prices or parameters. When observable market prices or inputs are not available, unobservable prices or inputs are used to estimate the fair value. The three levels of the fair value measurement hierarchy are as follows:

•
Level 1: Quoted market prices in active markets for identical assets or liabilities.
•
Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
•
Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial instruments consist primarily of accounts receivable and accounts payable. The carrying value of the Company’s accounts receivable and accounts payable approximate fair value due to their highly liquid nature or short-term maturity.

The Company adjusts the carrying amount of certain non-financial assets, property, plant and equipment and definite-lived intangible assets, to fair value on a non-recurring basis when they are impaired.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Refer to Note 6 – Debt for additional information.

Recurring fair value measurements are performed for management incentive units, as disclosed in Note 7 – Share-Based Compensation.

During the six months ended June 30, 2024 and 2023, there were no transfers between the fair value hierarchy levels.

Intangible Assets

Our intangible assets with definite useful lives include water rights and surface use agreements. The amounts are presented at the Company’s cost basis. Such intangible assets with definite lives are amortized on a straight-line basis and assume no residual value.

On March 18, 2024, the Company acquired a surface use agreement as part of an acquisition of land in Lea County, New Mexico. The purchase consideration attributable to the surface use agreement was approximately $0.5 million, which will be amortized over a term of 30 years. Refer to Note 3 - Asset Acquisitions for further information regarding the transaction.

Deferred Offering Costs

Deferred offering costs consist of Offering costs, related to underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the Offering. These costs will be offset against proceeds in the periods following the consummation of the Offering. As of June 30, 2024 and December 31, 2023, the Company had $9.6 million and $3.7 million of deferred offering costs included in other assets on the condensed consolidated balance sheets, respectively, of which $6.0 million and $2.0 million were accrued as of the periods presented.

Asset Acquisitions

We record asset acquisitions using the cost accumulation model. Under the cost accumulation model of accounting, the cost of the acquisition, including certain transaction costs, are allocated to the assets acquired using relative fair values.

Share-Based Compensation

The Company accounts for share-based compensation expense for incentive units granted in exchange for employee services. Our management and employees currently participate in an equity-based incentive unit plan, managed by NDB LLC, the direct parent of the Company. The management incentive units consist of time-based awards of profits interests in NDB LLC (the “Incentive Units”), and the Amended and Restated Limited Liability Company Agreement of NDB LLC (the “NDB LLC Agreement”) authorizes the issuance of 10,000 Incentive Units. On June 27, 2024, the Board of Managers of NDB LLC increased the total units authorized from 10,000 to 15,000 Incentive Units.

DBR Land Holdings LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Incentive Units represent a substantive class of equity of NDB LLC and are accounted for under Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Features of the Incentive Units include the ability for NDB LLC to repurchase Incentive Units during a 180-day option period, whereby the fair value price is determined as of the termination date, not the repurchase date, which temporarily takes away the rights and risks and rewards of ownership from the Incentive Unit holder during the option period. Under ASC 718, a feature for which the employee could bear the risks, but not gain the rewards, normally associated with equity ownership requires liability classification. NDB LLC classifies the Incentive Units as liability awards. The liability related to the Incentive Units is recognized at NDB LLC as the entity responsible for satisfying the obligation. Share-based compensation income or expense pushed down to the Company is recognized as a deemed non-cash contribution to or distribution from member’s equity on the condensed consolidated balance sheets. The share-based compensation income or expense is recognized consistent with NDB LLC’s classification of a liability award resulting in the initial measurement, and subsequent remeasurements, recognized ratably over the vesting period.

Value within each Incentive Unit pool is allocated among Incentive Unit holders via a distribution waterfall. The Incentive Units with the lowest threshold value within the pool will be allocated value first. Once the value of the Incentive Units with the lowest threshold value reaches the next lowest threshold value, the lowest threshold value Incentive Units will cease earning value. The next lowest threshold value Incentive Units then receive value until its value is equal to its own threshold value (the “Catch-Up Mechanics”). At this point, both the lowest and second lowest threshold value Incentive Units have a value equal to the second lowest threshold value. Both groups of Incentive Units continue to earn value until this value is equal to the third lowest threshold value, when the Catch-Up Mechanics are applied. When all Incentive Units have earned value up to the highest threshold value, all Incentive Units will earn value pro rata based on the total number of units issued thereafter.

At each reporting period, NDB LLC’s Incentive Units are remeasured at their fair value, consistent with liability award accounting, using a Monte Carlo Simulation. The Monte Carlo Simulation requires judgment in developing assumptions, which involve numerous variables. These variables include, but are not limited to, the expected unit price volatility over the term of the awards, the expected distribution yield and the expected life of Incentive Unit vesting. The vested portion of NDB LLC’s Incentive Unit liability is allocated pro rata to the Company, and other NDB LLC operating subsidiaries, as share-based compensation income or expense on the consolidated statements of operations. The allocation is based on the Company’s share of the aggregate equity value derived in NDB LLC’s business enterprise valuation.

The Company updates its assumptions each reporting period based on new developments and adjusts such amounts to fair value based on revised assumptions, if applicable, over the vesting period. For the six months ended June 30, 2024 and 2023, the fair values of the Incentive Units were estimated using various assumptions as discussed in Note 7 – Share-Based Compensation. The fair value measurement is based on significant inputs not observable in the market, and thus represents Level 3 inputs within the fair value hierarchy.

The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of each award and updated at each balance sheet date for the time period approximating the expected term of such award. The expected distribution yield is based on no previously paid distributions and no intention of paying distributions on the Incentive Units for the foreseeable future.

Due to the Company not having sufficient historical volatility, the Company uses the historical volatilities of publicly traded companies that are similar to the Company in size, stage of life cycle and financial leverage. The Company will continue to use this peer group of companies unless a situation arises within the group that would require evaluation of which publicly traded companies are included or once sufficient data is available to use the Company’s own historical volatility. For criteria dependent upon a change in control, the Company will not recognize any incremental expense until the event occurs. Differences between actual results and such estimates could have a material effect on the Financial Statements.

See Note 10 - Subsequent Events - Management Incentive Units for additional information related to the change in accounting related to Incentive Unit expense recognition.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This guidance requires a public entity, including entities with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. We plan to adopt this guidance and conform with the applicable disclosures retrospectively when it becomes mandatorily effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

DBR Land Holdings LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This guidance further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We plan to adopt this guidance and conform with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2024.

3.
Asset Acquisition

On March 18, 2024, the Company acquired approximately 11,000 acres of land in Lea County, New Mexico for total purchase consideration of $26.4 million, inclusive of $0.3 million in transaction costs. The purchase consideration was attributed to land value of $25.9 million and intangible asset value of $0.5 million.

On May 10, 2024, the Company acquired approximately 103,000 fee surface acres in the Loving and Winkler Counties, Texas, and Lea County, New Mexico from a private third-party seller, for total purchase consideration of $362.2 million, inclusive of $1.7 million of transaction costs. The purchase consideration was attributed to land value of $361.5 million and other assets of $0.7 million.

On May 10, 2024 the Company acquired approximately 34,000 fee surface acres in Lea County, New Mexico and Andrews County, Texas from the same private third-party seller, for total purchase consideration of $42.2 million, inclusive of $0.3 million of transactions costs. The purchase consideration was all attributed to land value.

4.
Property, Plant and Equipment

As of June 30, 2024 and December 31, 2023, property, plant and equipment, net of accumulated depreciation consisted of the following:

	June 30,	December 31,
	2024	2023
Oil and natural gas properties
Proved	$36,054	$36,054
Unproved	3,057	3,057
Total oil and natural gas properties	39,111	39,111
Land and land improvements	585,485	157,737
Water wells, pipelines, facilities, ponds and related equipment	15,574	15,132
Buildings, vehicles, equipment, furniture and other	3,498	2,594
Construction in progress	774	-
	644,442	214,574
Less: accumulated depreciation and depletion	(14,630)	(11,556)
Total property, plant and equipment, net	$629,812	$203,018

Depreciation and depletion expense was $1.5 million for both the three months ended June 30, 2024 and 2023. Depreciation and depletion expense was $3.1 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively.

5.
Income Taxes

DBR REIT made an election to be taxed as a REIT, effective January 1, 2022. As a REIT, DBR REIT generally will not be subject to U.S. federal income tax to the extent it distributes qualifying dividends to its stockholders. If DBR REIT fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants DBR REIT relief under certain statutory provisions.

The Company is only subject to Texas margin taxes. The Company estimates its state tax liability utilizing management estimates related to the deductibility of certain expenses and other factors. The Company recorded $0.2 million and $0.4 million related to its Texas margin tax liability as of June 30, 2024 and December 31, 2023, respectively, which is included within other current liabilities on the condensed consolidated balance sheets.

DBR Land Holdings LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

6.
Debt

As of June 30, 2024 and December 31, 2023, our debt consisted of the following:

	June 30,	December 31,
	2024	2023
Term loan	$350,000	$95,000
Revolving credit facility	50,000	35,000
Other	262	494
Total debt	400,262	130,494
Current portion of long-term debt	(35,148)	(20,339)
Unamortized debt issuance costs	(4,269)	(1,812)
Total long-term debt	$360,845	$108,343

Credit Facilities

On July 3, 2023, the Company entered into a four-year credit agreement providing for (i) a $100.0 million term loan (as amended and as described herein, the “Term Loan”), and (ii) a $50.0 million revolving credit facility (as amended and as described herein, the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). Upon the closing of the Credit Facilities, the Ag Loan was terminated.

On May 10, 2024, the Company entered into a credit agreement amendment (the “Amendment”), which amended the Credit Facilities to increase the principal amount of the Term Loan to $350.0 million and increase the available capacity of the Revolving Credit Facility to $75.0 million. Following the Amendment, the Company borrowed approximately $265.0 million under the Term Loan to fund a portion of the purchase price of certain acquisitions permitted by the credit agreement.

Immediately following the Offering, we plan to use approximately $100.0 million of the net proceeds to repay outstanding borrowings under our Credit Facilities. See Note 10 – Subsequent Events for additional information related to the Offering.

We may elect for outstanding borrowings under our Credit Facilities to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus 0.10%, or (ii) the base rate, in each case plus an applicable margin. Borrowings under our Credit Facilities accrue interest based on a five-tiered pricing grid tied to our current leverage ratio. The applicable margin ranges from 2.75% to 3.75% in the case of Term SOFR loans and letter of credit fees, and 1.75% to 2.75% in the case of base rate loans, and commitment fees range from 0.375% to 0.50%. Interest on all outstanding SOFR loans shall be payable on the last day of each interest period, which may be, at the Company’s election, 1-month, 3-months, or 6-months. Interest on all outstanding base rate loans shall be payable on the first day of each calendar quarter.

Our Credit Facilities is secured by a first priority security interest in substantially all of our assets and the assets of our restricted subsidiaries, which are party to our credit facility as guarantors.

Subject to certain exceptions and materiality qualifiers, our Credit Facilities include certain customary affirmative and negative covenants, which, among other things, restrict our ability and our restricted subsidiaries’ ability, subject to certain exceptions, to incur debt, grant liens, make restricted payments and investments, issue equity, sell or lease assets, dissolve or merge with another entity, enter into transactions with affiliates or restrictive agreements, change our business, prepay debt and amend our organizational and material agreements. Our Credit Facilities allow us to make cash dividends to our shareholders so long as (i) no default or event of default exists or would result therefrom, (ii) the pro forma leverage ratio is less than 3.25:1.00 and (iii) pro forma liquidity is at least $10 million.

In addition, we are required to comply the following financial maintenance covenants: (i) a maximum leverage ratio as of the last day of each fiscal quarter of no greater than 3.50:1.00 for the period of four consecutive fiscal quarters ending prior to the consummation of the Offering, or 4.00:1.00 for the period of four consecutive fiscal quarters ending on or after the date of the closing of the Offering (subject, in either case, to a 0.50:1.00 leverage step-up for any “qualified acquisition” for the fiscal quarter in which such “qualified acquisition” occurs and the immediately following two fiscal quarters, at the Company’s election, subject to a cap of 0:50:1.00 on such step-up regardless of the total number of “permitted acquisitions” and certain other limitations set forth therein), subject to an additional step up of 0.25 for the second quarter of 2024 in connection with consummation of the East Stateline Acquisition, the fiscal quarter in which the “qualified acquisition” occurs if such “qualified acquisition” is consummated on or about the effective date of the Credit Facility Amendment; (ii) a minimum interest coverage ratio of at least 2.75 to 1.00 as of the last day of each fiscal quarter

DBR Land Holdings LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

ending on or after the date of the closing of the Offering; and (iii) a minimum debt service coverage ratio of at least 1.25 to 1.00 as of the last day of each fiscal quarter ending prior to the date on which the Offering is consummated.

Our Credit Facilities contain customary events of default, including for our failure and the failure of other loan parties to comply with the various financial, negative and affirmative covenants under our credit facility (subject to the cure provisions set forth therein). During the existence of an event of default (as defined under our credit agreement), the agent, with the consent of or at the direction of the requisite lenders thereunder, has a right to, among other available remedies, terminate the commitments and/or declare all outstanding loans and accrued interest and fees under our credit facility to be immediately due and payable.

The Company was in compliance with these covenants as of June 30, 2024.

The principal outstanding amount of the Credit Facilities approximates the estimated fair value because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

Term Loan

The Term Loan is subject to quarterly principal amortization payments that are payable on the first day of each quarter. Any principal amounts outstanding on the maturity date, July 3, 2027, become due and payable on such date.

Debt issuance costs associated with the Term Loan consist of fees incurred to secure the financing and are amortized over the life of the loan using the effective interest method. The amortization of these costs totaled $0.4 million and $0.5 million for the three and six months ended June 30, 2024, which are included in interest expense, net in the condensed consolidated statements of operations. Net debt issuance costs of $4.3 million and $1.8 million associated with the Term Loan as of June 30, 2024 and December 31, 2023, respectively, are reported as a direct deduction from the carrying amount of the related long-term debt.

For the three and six months ended June 30, 2024, the Company incurred $5.0 million and $6.9 million, respectively, of interest expense related to the Term Loan and the related weighted average interest rate was 8.42% and 8.43%, respectively. There was no related interest expense incurred for the three and six months ended June 30, 2023, as the Term Loan was entered into on July 3, 2023.The accrued interest payable related to the Term Loan was $4.2 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively.

Revolving Credit Facility

The Revolving Credit Facility provides for incremental borrowings up to the revolving commitment of $75.0 million. It also includes an incremental revolving commitment that permits the Company to increase the aggregate amount of the Revolving Credit Facility, subject to the applicable lenders’ willingness to participate and other customary terms and conditions, by an amount not to exceed the sum of (i) $50.0 million plus (ii) the amount of any prior principal repayments of the Term Loan Facility following closing of the Amendment (up to $50.0 million). The Revolving Credit Facility provides availability for the issuance of letters of credit on the Company’s behalf in an aggregate amount not to exceed $5.0 million.

Principal amounts borrowed under the Revolving Credit Facility may be repaid from time to time without penalty. Any principal amounts outstanding on the maturity date, July 3, 2027, become due and payable on such date.

The Company also pays a commitment fee to each lender quarterly in arrears on the daily average unused amount of the revolving credit commitment of such lender under the Revolving Credit Facility. For the three and six months ended June 30, 2024, the Company paid an immaterial amount in commitment fees.

Debt issuance costs associated with the Revolving Credit Facility consist of fees incurred to secure the financing and are amortized over the life of the loan using the effective interest method. The amortization of these costs totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2024, which is included in interest expense, net in the condensed consolidated statements of operations. Short-term debt issuance costs of $0.4 million and $0.3 million associated with the Revolving Credit Facility as of June 30, 2024 and December 31, 2023, respectively, are deferred and presented in prepaid expenses and other current assets on the condensed consolidated balance sheets. Long-term debt issuance costs of $0.8 million and $0.6 million associated with the Revolving Credit Facility as of June 30, 2024 and December 31, 2023, respectively, are deferred and presented in other assets on the condensed consolidated balance sheets.

DBR Land Holdings LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2024, the Company incurred $1.1 million and $1.9 million, respectively, of interest expense related to the Revolving Credit Facility and the related weighted average interest rate was 8.41% and 8.43%, respectively. There was no related interest expense incurred for the three and six months ended June 30, 2023, as the Revolving Credit Facility was entered into on July 3, 2023. The accrued interest payable related to the Revolving Credit Facility was $0.6 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively.

Ag Loan

On October 14, 2021, the Company entered into a seven-year $65.0 million credit agreement (the “Ag Loan”) with Capital Farm Credit, ACA, as agent for a federal land credit association. The Ag Loan was secured by a perfected first-lien security interest in substantially all assets of DBR Inc. (as successor to Hanging H Ranch, Inc.) and its subsidiaries and DBR Desert LLC, the equity interest in DBR REIT LLC held by DBR Land LLC, and the equity interest in DBR Inc. held by DBR REIT LLC. The Ag Loan was also guaranteed by DBR REIT LLC, DBR Land LLC and DBR Desert LLC.

The Ag Loan included certain affirmative and restrictive covenants common in such agreements that apply to the Company and the guarantors, including a minimum fixed charge coverage ratio of 1.25:1.00 and a maximum debt to tangible net worth ratio of 0.45:1:00, in each case tested as of the end of each fiscal quarter. The Company was required to make scheduled monthly payments on the outstanding principal amount for the term of the Ag Loan at an annual interest rate of 5.25%, with all remaining outstanding amounts due and payable on the scheduled maturity date, October 1, 2028.

The Ag Loan was terminated on July 3, 2023 in connection with the closing of the Credit Facilities.

For the three and six months ended June 30, 2023, the Company incurred $0.7 million and $1.4 million, respectively, of interest expense related to the Ag Loan. The related weighted average interest rate was 5.25% for the three and six months ended June 30, 2023.

7.
Share-Based Compensation

The Company accounts for share-based compensation expense for Incentive Units granted in exchange for employee services. Our management and employees currently participate in one equity-based incentive unit plan, managed by NDB LLC. The management incentive units consist of time-based awards of profits interest in NDB LLC (the “Incentive Units”), and the NDB LLC Agreement authorizes the issuance of 10,000 Incentive Units. On June 27, 2024, the Board of Managers of NDB LLC increased the total units authorized from 10,000 to 15,000 Incentive Units.

The weighted average fair value of the Incentive Units is estimated and remeasured using a Monte Carlo Simulation with the following inputs as of June 30:

	2024	2023
Estimated equity value	$1,541,210	$729,798
Expected life (in years)	1.7	1.0
Risk-free interest rate	4.7%	5.3%
Dividend yield	0%	0%
Volatility	40.0%	25.0%
Marketability discount	18.0% - 19.0%	19.0%

The number of Incentive Units granted and forfeited during the six months ended June 30, 2024 and 2023 is shown in the following table:

	2024	2023
Outstanding at beginning of period	9,992	5,378
Granted	-	-
Forfeited	(54)	(33)
Outstanding at end of period	9,938	5,345

As of June 30, 2024 and 2023, the aggregate fair value of the Incentive Units attributable to the Company was $137.3 million ($13,948 - $13,662 per unit) and $22.7 million ($4,240 per unit), respectively.

DBR Land Holdings LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Changes in the fair value of the Incentive Units as of June 30, 2024 and 2023 were as follows:

	2024	2023
Balance at beginning of period	$35,873	$46,827
Remeasurements	101,428	(24,164)
Balance at end of period	$137,301	$22,663

The cumulative vested value of the Incentive Units allocated to the Company was $95.5 million as of June 30, 2024. For the three months ended June 30, 2024 and 2023, the Company recognized expense of $71.8 million and income of $28.7 million in share-based compensation, respectively, on the statements of operations. For the six months ended June 30, 2024 and 2023, the Company recognized expense of $72.6 million and income of $17.5 million in share-based compensation, respectively, on the statements of operations. As of June 30, 2024, the remaining unrecognized compensation expense for the Incentive Units was $41.8 million and the weighted average remaining vesting period was approximately 2.0 years.

There were no departures resulting in accelerated vesting during the three and six months ended June 30, 2024 or 2023.

8.
Related Party Transactions

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statements Location	2024	2023	2024	2023
Revenues - Related Party
Affiliate access agreements	Resource sales	$179	$404	$272	$1,488
Affiliate access agreements	Easements and other surface-related revenues	$2,376	$3,274	$2,759	$3,857
Affiliate access agreements	Surface use royalties	$3,667	$895	$6,275	$1,774
Affiliate access agreements	Resource royalties	$1,107	$-	$1,107	$-

	Financial Statements Location	June 30, 2024	December 31, 2023
Accounts Receivable - Related Party
Affiliate access agreements	Related party receivable	$2,862	$1,037

Accounts Payable - Related Party
Shared services agreement	Related party payable	$498	$453

Shared Services Agreement

The Company has a services agreement with certain affiliates consisting of NDB, WaterBridge Holdings LLC and its subsidiaries, WaterBridge NDB Operating LLC and its subsidiaries, and Desert Environmental LLC and its subsidiaries, pursuant to which it receives common management and general, administrative, overhead, and operating services in support of the Company’s operations and development activities. The Company is required to reimburse all fees incurred by it that are necessary to perform services under the agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting the Company. For shared costs paid on behalf the Company, the costs are directly allocated to it based on its pro rata share of the expenses. For the three months ended June 30, 2024 and 2023, the Company paid approximately $1.0 million and $1.1 million for the shared services and direct cost reimbursements, respectively. For the six months ended June 30, 2024 and 2023, the Company paid approximately $2.1 million and $2.9 million for the shared services and direct cost reimbursements, respectively.

Affiliate Facility Access Agreements

The Company is party to facility access and surface use agreements, including easements and rights-of-way, with certain affiliates. Under these agreements, the Company has granted the affiliates certain rights to construct, operate and maintain produced water, brackish water and waste reclamation facilities on our land in the ordinary course of business. These agreements include a standard fee schedule and provision for specified surface use activities. The agreements also include a provision for royalties related to certain specified activities.

DBR Land Holdings LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Equity Sponsor Services Agreement

Five Point invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the three months ended June 30, 2024 and 2023, the GIS and legal services reimbursements paid were $0.1 million and an immaterial amount, respectively. For the six months ended June 30, 2024 and 2023, the GIS and legal services reimbursements paid were $0.2 million and $0.1 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had an immaterial amount due to these entities.

9.
Commitments and Contingencies

Subordination payments

In connection with the October 2021 business acquisition of Hanging H Ranch, Inc., the Company agreed to pay one of the sellers $5.0 million as additional consideration over the next ten years on each anniversary of closing, beginning on October 14, 2022, and in exchange for the additional consideration, such seller agreed to subordinate its rights under a grazing lease to the rights of the lender under the Ag Loan. In conjunction with the retirement of the Ag Loan, the seller’s rights under the grazing lease are no longer subordinated. As of both June 30, 2024 and December 31, 2023, $0.5 million was reflected within other current liabilities on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, $2.6 million was reflected within other long-term liabilities on the condensed consolidated balance sheets for both periods. These amounts represent the present value of the total $5.0 million in additional consideration.

Litigation

The Company records liabilities related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. As a result of these uncertainties, any liabilities recorded are based on the best information available at the time. As any new information becomes available, the Company reassesses the potential liability related to pending litigation. As of June 30, 2024 and December 31, 2023, the Company recorded an immaterial amount in liabilities related to any legal matters.

10.
Subsequent Events

The Company has evaluated subsequent events from the date of the balance sheet through August 8, 2024, the date the Financial Statements were available to be issued and determined there are no subsequent events to report outside of the below:

Initial Public Offering, Private Placement and Corporate Reorganization

On July 1, 2024, LandBridge completed its initial public offering of 14,500,000 Class A shares representing limited liability company interest (“Class A shares”) at a price to the public of $17.00 per share. In addition, LandBridge granted the underwriters a 30-day option to purchase up to an additional 2,175,000 Class A shares at the public offering price, less underwriting discounts and commissions, which was exercised on July 1, 2024. In addition to the Class A shares sold in the Offering, on July 1, 2024, LandBridge sold 750,000 Class A shares at a price of $17.00 per share in the concurrent private placement to an accredited investor. The Offering, including the underwriters’ option, and the private placement closed on July 1, 2024.

The closing of the Offering, including the underwriters’ option, and the private placement resulted in net proceeds of approximately $270.9 million, after deducting underwriting discounts and commissions, placement agent fees, and $7.5 million of offering expenses payable by LandBridge (with any additional offering expenses to be paid by LandBridge out of cash on balance sheet). LandBridge contributed all of the net proceeds of the Offering, including the underwriters’ option, and the private placement in exchange for membership interests in us (“Units”) at a per-unit price equal to the per share price paid by the underwriters for LandBridge’s Class A shares in the Offering. We distributed approximately $170.9 million pro rata to our existing owners and utilized approximately $100.0 million to repay outstanding borrowings under the Credit Facilities.

DBR Land Holdings LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Amended and Restated LLC Agreement

On July 1, 2024, in connection with the Offering, LandBridge Holdings and LandBridge caused the amendment and restatement of our Limited Liability Company Agreement (the “A&R LLC Agreement”). The A&R LLC Agreement includes, among other things:

(i) the conversion of all Units into a single class of Units, with 73,151,603 outstanding as of July 1, 2024, consisting of 17,425,000 Units owned by LandBridge and 55,726,603 Units owned by LandBridge Holdings and

(ii) admitted LandBridge as the sole managing member of the Company.

In accordance with the terms of the A&R LLC Agreement, the holders of our Units will, subject to certain limitations, have the right to redeem their Units (together with the cancelation of a corresponding number of Class B shares representing limited liability company interests of LandBridge) for Class A shares at an exchange ratio of one Class A share for each Unit (together with the cancelation of a corresponding number of Class B shares) exchanged, subject to conversion rate adjustments for share splits, dividends and reclassifications.

Pursuant to the A&R LLC Agreement and the Amended and Restated Limited Liability Company Agreement of LandBridge, our capital structure and the capital structure of LandBridge will generally replicate one another and will provide for customary anti-dilution mechanisms in order to maintain the one-for-one exchange ratio between the Units and Class A shares.

Management Incentive Units

On July 1, 2024, prior to the Offering, NDB LLC was divided into two Delaware limited liability companies in accordance with the plan of division: (i) NDB LLC and (ii) LandBridge Holdings. As a result of such division, LandBridge Holdings became the sole member of the Company and entered into the A&R LLC Agreement, to facilitate the Offering. As a result of the A&R LLC Agreement, holders of Incentive Units at NDB LLC also hold Incentive Units at LandBridge Holdings. In conjunction with the A&R LLC Agreements at both NDB LLC and LandBridge Holdings, the repurchase feature triggering liability award accounting was amended to require repurchase at fair value as of the repurchase date, thereby eliminating the liability award accounting, including periodic fair value remeasurement. Beginning on July 1, 2024, in accordance with the plan of division, the Incentive Units held at LandBridge Holdings will be the only Incentive Units attributable and allocated to the Company. These Incentive Units are accounted for as a modification and will transition to equity award accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our Financial Statements and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report. The following discussion contains “forward-looking statements” reflecting our current expectations, future plans, estimates, beliefs and assumptions concerning events and financial trends that may affect our future results of operations, cash flows and financial position. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including certain factors outside our control. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to publicly update any of these forward-looking statements except as otherwise required by applicable law.

The historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of our predecessor, OpCo, and does not give pro forma effect to the East Stateline Acquisition, the Speed Acquisition, the Credit Agreement Amendment or the Corporate Reorganization. Each of the East Stateline Acquisition, the Speed Acquisition, the Credit Agreement Amendment and the Corporate Reorganization is reflected in the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” solely from and after its respective completion.

Overview

Land is critical to energy development and production. Access to expansive surface acreage is necessary for oil and natural gas development, solar power generation, power storage, data centers and non-hazardous oilfield reclamation and solid waste facilities. Further, the significant industrial economy that exists to service and support energy development requires access to surface acreage to support those activities. These dynamics drove our acquisition and ownership of approximately 220,000 surface acres in Texas and New Mexico located in and around the Delaware sub-basin of the prolific Permian Basin, which is among the most economic, liquids-rich hydrocarbon resources in the United States. Our strategy is to actively manage our land and resources to support and encourage oil and natural gas development and other land uses that will generate long-term revenue and Free Cash Flow for us and returns to our shareholders.

We take an active approach to the commercial development of our land, seeking to maximize the long-term value of our surface acreage and our resources by identifying and seeking commercial partners looking to invest in developing and operating long-term assets within and beyond the oil and gas value chain on our land. For the three and six months ended June 30, 2023, we generated $16.7 million and $29.0 million, respectively, of non-oil and gas royalty revenue, or $232 and $403, respectively, per owned surface acre. For the three and six months ended June 30, 2024, we increased non-oil and gas royalty revenue to $21.5 million and $36.3 million, respectively, or $114 and $238, respectively, per owned surface acre. The three and six months ended June 30, 2024, include the effects of the Acquisitions beginning on March 18, 2024, in the case of the Lea County Acquisition (as defined below), and May 10, 2024, in the case of the May 2024 Acquisitions (as defined below). We measure our revenue divided by our total acreage as a performance metric, which we refer to as “surface use economic efficiency.” Further, we are actively pursuing additional revenue streams beyond the hydrocarbon value chain to maximize utilization of our land and resources. We have entered into, or are currently pursuing, primarily long-term commercial relationships with businesses focused on solar power generation, power storage, crypto currency mining and data management, as well as other renewable energy production, among other industries and applications. Similar to the other operations conducted on our land, we expect to enter into surface use or similar agreements with the owners of these projects from which we expect to receive surface use fees and other payments in connection with the utilization of our land, but we do not expect to own or operate such projects or expect to incur significant capital expenditures in connection therewith.

We share a financial sponsor, Five Point, and our management team with WaterBridge. WaterBridge is one of the largest water midstream companies in the United States and operates a large-scale network of pipelines and other infrastructure in the Delaware Basin that, as of June 30, 2024, handles approximately 2.0 million bpd of water associated with oil and natural gas production, consisting of 139 produced water handling facilities and approximately 3.4 million bpd of total handling capacity. WaterBridge operates primarily under long-term agreements with E&P companies to provide critical produced water handling throughout the full life cycle of its customers’ oil and natural gas wells. These relationships provide our shared management team visibility into key areas of oil and natural gas production and long-term trends, which we leverage to encourage and support the development of critical infrastructure on our land and generate additional revenue for us. Since we acquired our initial acreage, WaterBridge has constructed or acquired, as of June 30, 2024, approximately 600,000 bpd of water handling capacity on our land, with approximately 1.52 million bpd of permitted capacity available for future development on our land. We receive royalties for each barrel of produced water that WaterBridge handles on our land as well as surface use payments for infrastructure constructed on our land.

Market Condition and Outlook

Over the last several years, the global economy, and more specifically the oil and natural gas industry, has experienced significant volatility, impacted by the COVID-19 pandemic and recovery, the Russia-Ukraine war, and the related sanctions imposed on Russia, as well as the Israel-Hamas conflict and increased tensions in the Middle East, domestic political uncertainty, the activities of OPEC, a potential economic recession and elevated inflation, interest rates and costs of capital. More recently, high levels of activity in the Delaware Basin have resulted in labor and supply chain challenges, which has impacted drilling, completion and production activity. This volatility has driven material swings in WTI pricing, which has subsequently impacted development and production decisions of E&P companies.

Despite these challenges, we believe the outlook for the oil and natural gas industry, particularly within the Permian Basin, remains positive. Within the Delaware Basin, the most active sub-region within the Permian Basin, oil production has increased at a CAGR of 24% from 2016 through 2023, while water production has increased at a CAGR of 22% during the same period. According to Enverus as of June 30, 2024, there were 156 active drilling rigs in the Delaware Basin, and further, according to the EIA, oil production in the Permian Basin is expected to average 6.3 million bpd in 2024, which is higher than the average daily production of any prior year in the Permian Basin. The EIA expects this growth to continue into 2025 with the Permian Basin increasing oil production by an additional 380,000 bpd. This drilling activity requires significant build out of related infrastructure in the region and access to surface acreage to support such operations.

In addition to positive momentum within the oil and natural gas industry, we expect to benefit from advancements in clean energy alternatives. In August 2022, the IRA was signed into law. The IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. While these incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, like oil and natural gas, clean energy technologies often require access to material surface acreage and supporting infrastructure, which we are well positioned to facilitate.

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2024 include:

•
Revenues of $26.0 million, an increase of 20% as compared to the second quarter of 2023;
•
Net loss of $57.7 million as compared to net income of $44.7 million in the second quarter of 2023;
•
Net loss margin of 222% as compared to net income margin of 206% in the second quarter of 2023;
•
Adjusted EBITDA(1) of $23.4 million, an increase of 24% as compared with the second quarter of 2023;
•
Adjusted EBITDA Margin(1) of 90%, an increase of 3% as compared with the second quarter of 2023;
•
Cash flow from operating activities of $16.0 million, an increase of 29% as compared to the second quarter of 2023;
•
Free Cash Flow(1) of $15.7 million, an increase of 34% as compared to the second quarter of 2023;
•
Operating cash flow margin of 62%, an increase of 5% as compared to the second quarter of 2023; and
•
Free Cash Flow Margin(1) of 60%, an increase of 6% as compared to the second quarter 2023;

(1) Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information regarding these non-GAAP measures and reconciliations to the most comparable GAAP measures. See also “How We Evaluate Our Operations” for more information regarding Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin.

Net loss and net loss margin include a non-cash expense of $71.8 million attributable to NDB LLC Incentive Units that are accounted for as liability awards at NDB LLC. Beginning on July 1, 2024, Incentive Units of LandBridge Holdings (the sole Incentive Units allocable to the Company following the Division) will transition to equity award accounting. Any actual cash expense associated with such Incentive Units will be borne solely by LandBridge Holdings and not the Company. See “Note 10—Subsequent Events—Management Incentive Units” to our condensed consolidated financial statements for additional information regarding Incentive Units.

How We Generate Revenue

We generate revenue from multiple sources, including the use of our surface acreage, the sale of resources from our land and oil and gas and mineral royalties. The fees, royalty rates, payment structure and other related terms in our contracts are negotiated on a case-by-case basis, taking into account the surface use of our land, the type of resources extracted, the amount of use expected to be made of our land, and the amount of resources to be produced and/or extracted. In any given period, the amount and sources of revenues we receive from any particular customer can fluctuate based on the nature, timing and scope of such customer’s activities on our land. For example, during the initial phase of a customer’s activities on our land, we would generally expect to receive usage-based fees and revenues under our surface use royalty agreements (“SURAs”) and surface use agreements (“SUAs”) related to installation of infrastructure necessary to support long-term operations. Over time, these revenues would generally be expected to migrate to royalty revenue and resource sales based on such customer’s use of our land and resources. Our revenue consists of the principal components discussed below.

Surface Use Royalties and Revenues

Surface Use Royalties. We enter into SURAs and certain overarching SUAs with operators that require payment to us of a royalty based on a percentage of the customer’s gross revenues derived from use of our land and/or volumetric use of infrastructure installed on our land in exchange for rights of use of our land. Our SURAs typically obligate the operator to meter its volumetric utilization of infrastructure installed on our land and to include a report of such utilization for our review along with its periodic payment. Royalties we receive from operations under our SURAs include produced water transportation and handling operations, skim oil recovery and produced water throughput and waste reclamation. Our SURAs generally have terms ranging from a minimum of five years to 10 years and impose only nominal obligations on us. As of June 30, 2024: (i) produced water royalties under our SURAs ranged from $0.10 per barrel to $0.24 per barrel; and (ii) skim oil royalties under our SURAs ranged from 15% to 50% of net proceeds. However, the terms of our SURAs are negotiated on a customer-by-customer basis. Our SURAs typically do not include minimum purchase or use commitments by our customers but do generally provide for automatic renewal-based increases in royalties that are tied to the Consumer Price Index (“CPI”) or are negotiated on a case-by-case basis, depending on a number of factors, such as general economic conditions, the surface use of our land, competitor pricing and/or customer specific considerations. Our contractual provisions providing for inflation escalators are generally based on CPI or a specified fixed percentage, which may limit the amount of any single pricing increase. Such provisions may also vary as to the commencement date of such increases and the timing and calculation of the applicable adjustment based on the term of the agreement or particular use of our land. Our SURAs generally include standard provisions relating to maintenance by our customers of insurance of specified types and amounts, environmental, health and safety covenants and indemnification of us for the unauthorized use of hazardous material or environmental claims.

Easements and other surface-related income. SUAs permit operators to install drilling sites, pipelines, roadways, electric lines and other facilities and equipment on land owned by us. We typically receive a per-rod or per-acre fee when the contract is executed, based on the aggregate amount of our land that is utilized under such SUA, and often additional fees at the beginning of each renewal period or on a monthly or annual basis. Such agreements typically include pre-defined terms for fees that we will receive for our customers’ development and use of drilling sites, new and existing roads, pipeline easements and electric transmission easements. Our SUAs generally require our customers to use the resources from our land, such as brackish water and sand, for their operations on our land, for which we receive our customary fees. Our SUAs generally have terms ranging from a minimum of five years to 10 years, with early termination rights for non-use over a pre-determined period of time, typically 12 to 18 months. Beyond making our land available in accordance with our SUAs, our SUAs impose only nominal obligations on us. As of June 30, 2024: (i) standard pipeline easements ranged from $20 per rod to $450 per rod based, in part, on the diameter of the pipeline and the easement term; (ii) road easements for new roads ranged from $75 per rod to $150 per rod based, in part, on the easement term; (iii) utility line easements ranged from $20 per rod to $150 per rod based, in part, on capacity and width of the utility line and the easement term; and (iv) well pads ranged from $7,000 per acre to $12,000 per acre. However, the terms of our SUAs are negotiated on a customer-by-customer basis. Our SUAs typically do not include minimum commitments with respect to the type and amount of infrastructure to be installed on our property or the amount of revenue to be received by us, but do generally provide for automatic renewal-based increases in royalties that are tied to the CPI or negotiated on a case-by-case basis, depending on a number of factors, such as general economic conditions, the surface use of our land, competitor pricing and/or customer specific considerations. Our contractual provisions providing for inflation escalators are generally based on CPI or a specified fixed percentage, which may limit the amount of any single pricing increase. Such provisions may also vary as to the commencement date of such increases and the timing and calculation of the applicable adjustment based on the term of the agreement or particular use of our land. Our SUAs generally include standard provisions relating to maintenance by our customers of insurance of specified types and amounts, environmental, health and safety covenants and indemnification of us for environmental claims.

Resource Sales and Royalties

Resource Sales. Resource sales generally include brackish water to be used primarily in well completions in exchange for a per barrel fee, which is negotiated and varies depending on the destination of the brackish water. We have strong relationships with, and contractual commitments from, many of the E&P companies in the Stateline Position. Additionally, the immediate proximity of our Stateline Position to the Texas-New Mexico state border provides us the ability to deliver brackish water volumes into the otherwise constrained market in New Mexico. Similarly, our customers buy other surface composite materials from us for the construction of access roads and well pads for which we receive a fixed-fee per cubic yard extracted from our surface acreage. Our agreements related to the sale of resources generally have terms ranging from a minimum of five years to 10 years, with early termination rights for non-use over a pre-determined period of time, typically 12 to 18 months. As of June 30, 2024: (i) per barrel prices for brackish water sold to third parties on a spot basis ranged from $0.50 to $1.10; (ii) per barrel prices for brackish water sold to oil and gas producers ranged from $0.35 to $0.95; (iii) per barrel prices for brackish water sold to resellers for delivery into New Mexico ranged from $0.25 to $0.35; and (iv) prices for caliche ranged from $5 per cubic yard to $10 per cubic yard. Such agreements may include certain exclusivity rights, such as the exclusive right to require the purchase of the subject resource for any operations on our land, and may include minimum commitments that are negotiated on a case-by-case basis, taking into account the amount of activity on our land, the specific use of our land and any resultant production thereon, among other things. These agreements typically provide rights to monitor activities on our land and contain standard provisions relating to confidentiality, indemnification of us for environmental claims, and maintenance of insurance of specified types and amounts.

Resource Royalties. We lease our surface acreage to customers to construct and operate at their expense brackish water wells and sand mines to provide in-basin water and sand for use in oil and natural gas completion operations. Such customers hold the exclusive right to the water and sand they extract from the leased surface acreage and may be required to make minimum royalty payments as a result. The agreements pursuant to which we receive resource royalties have varying primary terms of at least one year, and contain rights for renewal so long as the customer continues to operate on our land. We typically receive a fee when the contract is executed and a fixed royalty per barrel of water or ton of sand extracted. In situations where our customers do not operate brackish water wells on our surface but require the use of water for their operations, they generally must acquire such water from us for our customary fee. Such fees are negotiated on a case-by-case basis, depending on a number of factors, such as general economic conditions, the type of resources extracted the amount of use expected to be made of our land or the amount of resources to be produced and/or extracted, competitor pricing and/or customer specific considerations. As of June 30, 2024, resource royalties received per ton of sand extracted ranged from $2.00 to $3.00, subject to certain minimum payment obligations, and resource royalties received per barrel of brackish water extracted ranged from $0.15 to $0.40. These leases generally do not impose minimum production requirements on our customers. These lease agreements contain standard provisions relating to confidentiality, indemnification of us for the unauthorized use of hazardous material or environmental claims, and maintenance of insurance of specified types and amounts.

Oil and Gas Royalties

Oil and Gas Royalties. Oil and gas royalties are received in connection with oil and natural gas mineral interests owned by us. Oil and gas royalties are recognized as revenue as oil and gas are produced or severed from the mineral lease. The oil and gas royalties we receive are dependent upon market prices for oil and natural gas, and producer specific location and contractual price differences. Oil and gas royalties also include mineral lease bonus revenues. We receive lease bonus revenue by leasing our mineral interests to E&P companies. When we execute a mineral lease contract, the lease generally transfers the rights to any oil or natural gas discovered to the E&P company and grants us the right to a specified royalty interest payable on future production. Mineral lease bonuses are nonrefundable. Royalties from oil and natural gas production are generally negotiated on a case-by-case basis, depending on the particular mineral interests and holder of such mineral interests.

We expect our fee-based revenues to grow over time relative to our oil and gas royalties. While our focus is on fee-based arrangements, our oil and gas royalties fluctuate with market prices for oil and natural gas. The following table presents the amount and relative percentage of each component of our revenues for the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount ($)%		Amount ($)%		Amount ($)%		Amount ($)%
Surface use royalties and revenues
Surface use royalties	$6,971	26.9%	$3,127	14.4%	$11,177	24.9%	$5,398	14.4%
Easements and other surface-related revenues	7,464	28.8%	5,155	23.7%	12,601	28.0%	7,210	19.2%
Resource sales and royalties
Resource sales	3,797	14.6%	6,805	31.3%	7,306	16.2%	13,205	35.1%
Resource royalties	3,246	12.5%	1,601	7.4%	5,224	11.6%	3,171	8.4%
Oil and gas royalties	4,475	17.2%	5,034	23.2%	8,660	19.3%	8,626	22.9%
Total revenue	$25,953	100.0%	$21,722	100.0%	$44,968	100.0%	$37,610	100.0%

Our revenues may vary significantly from period to period as a result of the activity level of producers on and around our land, the development of new revenue streams, commodity prices, changes in volumes produced on our land and our acquisition strategy, among other things, and are significantly dependent on our customers’ activities on and around our land. For example, oil and natural gas prices have historically been volatile. Lower commodity prices may decrease our revenues as customers on and around our land decrease their activity levels in response to low commodity prices. Although we intend to pursue additional opportunities to increase our revenue streams and introduce additional revenue components, including through solar power generation, power storage and battery projects, water treatment and desalination facilities, fueling stations, data centers, telecommunication towers and equipment and other opportunities, there can be no assurance that such revenue streams will materially diversify our revenue streams.

Costs of Conducting our Business

Our costs consist primarily of resource sales-related expenses, other operating and maintenance expenses to maintain our surface acreage and general administrative expenses. Our principal costs are as follows:

Resource Sales-Related Expenses. Resource sales-related expenses are costs incurred for utilization and maintenance of our assets and facilities in the extraction or production of resources available on our land that are sold by us. These costs generally include utilities to operate our facilities and assets and repairs and maintenance expenses related to those assets.

Other Operating and Maintenance Expenses. Operating and maintenance expenses are costs incurred for maintaining our surface acreage and other assets, including field operating overhead and supervision, production taxes, insurance costs, ad valorem and property taxes, and repairs and maintenance expense.

General and Administrative Expenses. General and administrative expenses include a corporate shared services allocation from WaterBridge, directly incurred corporate costs and share-based compensation expense. Corporate shared services generally include the cost of shared management and administrative services. The corporate shared service allocation is based on an approximation of time spent on activities supporting us as well as by underlying business activities. The shared service allocation expense is reimbursed to WaterBridge through our shared services agreement. Direct corporate costs are incurred for direct corporate employees, including payroll, benefits and other employee-related expenses of our direct corporate staff, professional services that generally consist of audit, tax, legal and valuation services and expenses for corporate insurance policies. Share-based compensation expense includes expense allocated to us for NDB LLC’s Incentive Unit plan. The Incentive Units (as defined below) awards are classified as liability awards by NDB LLC and require periodic remeasurement. See “Note 7—Share-Based Compensation” to our condensed consolidated financial statements for additional information regarding share-based compensation.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our business.

Revenue

Revenue is a key performance metric of our company. We analyze realized monthly, quarterly and annual revenues and compare the results against our internal projections and budgets. Results are used to validate existing, or when applicable update, assumptions on macroeconomic drivers of our business, contractual mix driving average unit-level revenues and E&P customer development activity and commodity pricing, absent the impact of our operating costs.

Surface Use Economic Efficiency

We calculate Surface Use Economic Efficiency as (i) total revenues less oil and gas royalty revenues divided by (ii) owned surface acreage or in periods in which we acquire or dispose of acreage, the weighted average surface acreage owned during the period. This metric provides valuable insight into the effectiveness of our active land management strategy by examining our ability to generate value on our owned surface and track trends of our results over time, while inherently adjusting for any surface acreage acquisitions or divestitures that may occur. Further, we believe this metric serves as a worthwhile benchmark of our team’s management and growth strategy, as well as the relative value of our surface acreage, compared to our peers.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess the financial performance of our assets over the long term to generate sufficient cash to return capital to equity holders or service indebtedness. We define Adjusted EBITDA as net income (loss) before interest; taxes; depreciation, amortization, depletion and accretion; share-based compensation; non-recurring transaction-related expenses and other non-cash or non-recurring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues.

Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period, and against our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA and Adjusted EBITDA Margin because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Please read “Non-GAAP Financial Measures” for additional information regarding these non-GAAP financial measures.

Free Cash Flow and Free Cash Flow Margin

Free Cash Flow and Free Cash Flow Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess our ability to repay our indebtedness, return capital to our shareholders and fund potential acquisitions without access to external sources of financing for such purposes. We define Free Cash Flow as cash flow from operating activities less investment in capital expenditures. We define Free Cash Flow Margin as Free Cash Flow divided by total revenues.

Management believes Free Cash Flow and Free Cash Flow Margin are useful because they allow for an effective evaluation of both our operating and financial performance, as well as the capital intensity of our business, and subsequently the ability of our operations to generate cash flow that is available to distribute to our shareholders, reduce leverage or support acquisition activities. Please read “Non-GAAP Financial Measures” for additional information regarding these non-GAAP financial measures.

Factors Affecting the Comparability of Our Results of Operations

In this Quarterly Report, we present our historical results of operations for the three and six months ended June 30, 2024 and 2023. Our future results of operations will not be directly comparable to the historical results of operations of our predecessor for the periods presented as a result of the significant growth of our business and new contracting activity completed during each year of our operation, which are not reflected in our operating results until such contracting activity has been completed. We have also experienced additional significant growth in our business following the completion of the Acquisitions, resulting in our future results of operations for periods following the consummation of such Acquisitions to not be directly comparable with our historical results.

Public Company Costs

As a result of the Offering, we incurred incremental, non-recurring costs related to our transition to a publicly traded and taxable entity, including the costs of the Offering and the costs associated with the initial implementation of our Sarbanes-Oxley Act internal controls and testing. We also expect to incur additional significant and recurring expenses as a publicly traded company, including costs associated with SEC reporting and compliance requirements, consisting of the preparation and filing of annual and quarterly reports, registrar and transfer agent fees, national stock exchange fees, audit fees, legal fees, investor relations expenses, incremental director and officer liability insurance costs and director and officer compensation expenses. These expenses are not included in our results of operations prior to the Offering. Additionally, we expect to hire additional employees and consultants, including accounting and legal personnel, in order to prepare for the requirements of being a publicly traded company.

Corporate Reorganization

We were formed to serve as the issuer in the Offering and have no previous operations, assets or liabilities. The historical consolidated financial statements included in this Quarterly Report are based on the financial statements of our accounting predecessor, OpCo, prior to the Corporate Reorganization in connection with the Offering. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the Corporate Reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See “—Recent Developments—Corporate Reorganization.”

Long-Term Incentive Plan

In order to incentivize individuals providing services to us or our affiliates, our board of directors adopted a long-term incentive plan (“LTIP”) for employees and directors. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including our directors, may be eligible to receive awards under the LTIP at the discretion of our board of directors or a committee thereof, as applicable. The LTIP provides for the grant, from time to time, at the discretion of our board of directors, or a committee thereof, of options, share appreciation rights, restricted shares, restricted share units, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards and performance awards intended to align the interests of employees, directors and service providers with those of our shareholders. As such, our historical financial data may not present an accurate indication of what our actual results would have been if we had implemented the LTIP program prior to the periods presented within.

Acquisitions

In the first half of 2024, we acquired approximately 150,000 surface acres through the consummation of the Acquisitions, which will impact the comparability of our results of operations. See “Note 3—Asset Acquisitions” within the notes to our condensed consolidated financial statements and included elsewhere in this Quarterly Report for further information with respect to the Acquisitions.

Credit Facility

On July 3, 2023, we entered into our credit facility which initially provided for (i) a four-year $100.0 million term loan facility and (ii) a four-year $50.0 million revolving credit facility, each of which matures on July 3, 2027. In connection with entering into our credit facility, we borrowed $100.0 million under the term loan facility and borrowed $25.0 million under the revolving credit facility. Net proceeds from these borrowings were used to repay the $49.4 million outstanding under our prior credit facility, and to make a distribution of $72.9 million to NDB LLC. On May 10, 2024, in order to fund a portion of the purchase price for each of the Acquisitions, we entered into the Credit Agreement Amendment, which amended the credit facility. Among other things, the Credit Agreement Amendment increased the four-year term loan facility to $350.0 million and the four-year revolving credit facility to $75.0 million. Following our entry into the Credit Agreement Amendment, we borrowed $265.0 million under our credit facility to fund a portion of the purchase price of each of the Acquisitions. Our credit facility is secured by a first-priority lien on substantially all assets and guaranteed by us and our subsidiaries. See “—Liquidity and Capital Resources—Debt Instruments—Credit Facility” for more information.

Income Taxes

Prior to the Offering, we and our subsidiaries were primarily entities that were treated as partnerships for federal income tax purposes but were subject to certain minimal Texas franchise taxes. One of our subsidiaries is a qualified REIT for federal income tax purposes. In connection with its election of REIT status, certain assets that included non-REIT qualifying income were distributed from the REIT, but still within the consolidated reporting entity, resulting in federal income tax expense during 2021, payable in 2022. There is no tax imposed on a REIT as long as the REIT complies with the applicable tax rules and avails itself of the opportunity to reduce its taxable income through distributions. A REIT must comply with a number of organizational and operational requirements, including a requirement that it must pay at least 90% of its taxable income to shareholders.

As a result of our predominately non-taxable structure historically, income taxes on taxable income or losses realized by our predecessor, OpCo, were generally the obligation of the individual members or partners. Accordingly, the financial data attributable to our predecessor, OpCo, contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than margin tax in the State of Texas). Following consummation of the Offering, although we are a limited liability company, we have elected to be taxed as a corporation and will be subject to U.S. federal, state and local income taxes.

Recent Developments

Initial Public Offering

On July 1, 2024, LandBridge closed its initial public offering of 14,500,000 Class A shares representing limited liability company interests at a price to the public of $17.00 per Class A share (the “IPO” or the “Offering”). In addition, LandBridge granted the underwriters a 30-day option to purchase up to an additional 2,175,000 Class A shares at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full on July 1, 2024. The Class A shares began trading on the New York Stock Exchange under the ticker symbol “LB” on June 28, 2024, and the Offering, including the underwriters’ option, closed on July 1, 2024. In addition to the Class A shares sold in the Offering, LandBridge sold 750,000 Class A shares at a price of $17.00 per Class A share in a concurrent private placement to an accredited investor (the “concurrent private placement”). See “Part II – Other Information—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds—Private Placement.” for additional information on the concurrent private placement.

LandBridge received net proceeds from the Offering, including the underwriters’ option, and the concurrent private placement of approximately $270.9 million, after deducting underwriting discounts and commissions, placement agent fees, and $7.5 million of offering expenses payable by LandBridge (with any additional offering expenses to be paid by LandBridge out of cash on balance sheet). The Company contributed all of the net proceeds from the Offering to OpCo in exchange for newly issued OpCo Units at a per-unit price equal to the per share price paid by the underwriters for our Class A shares in the Offering. OpCo used the net proceeds from the Offering to repay approximately $100.0 million of the outstanding borrowings under our credit facility and to make a distribution to LandBridge Holdings of approximately $170.9 million.

Corporate Reorganization

Pursuant to a Master Reorganization Agreement (the “Master Reorganization Agreement”), dated July 1, 2024, by and among LandBridge, LandBridge Holdings, OpCo, and DBR Land LLC, a Delaware limited liability company, LandBridge and OpCo completed certain restructuring transactions (the “Corporate Reorganization”). As part of the Corporate Reorganization:

•
LandBridge Holdings caused LandBridge to amend and restate its operating agreement;
•
LandBridge Holdings caused OpCo to amend and restate its operating agreement;

•
LandBridge contributed all of the net proceeds from the Offering to OpCo in exchange for a number of limited liability company interests in OpCo (“OpCo Units”) equal to the number of Class A shares issued in the offering; and
•
LandBridge Holdings received a number of Class B shares representing limited liability company interests in LandBridge equal to the number of OpCo Units held by it immediately following the Offering.

For more information regarding the Corporate Reorganization and the Master Reorganization, please see “Corporate Reorganization” in the Prospectus and “Master Reorganization” in Item 1.01 of our Current Report on Form 8-K filed with the SEC on July 3, 2024, respectively.

Recent Acquisitions and Material Agreements

On May 10, 2024, we acquired approximately 103,000 surface acres in Loving and Winkler Counties, Texas, and Lea County, New Mexico (the “East Stateline Ranch”) from a private third-party seller (the “East Stateline Acquisition”).

Additionally, on May 10, 2024, we acquired approximately 34,000 surface acres in Lea County, New Mexico and Andrews County, Texas (the “Speed Ranch”) from the same private third-party seller from which we acquired the East Stateline Ranch (the “Speed Acquisition” and, together with the East Stateline Acquisition, the “May 2024 Acquisitions”).

Finally, on March 18, 2024, we acquired approximately 11,000 surface acres in Lea County, New Mexico (the “Lea County Ranches” and, collectively with the East Stateline Ranch and the Speed Ranch, the “Acquired Lands”) from a private third-party seller (the “Lea County Acquisition”). We refer to the East Stateline Acquisition, the Speed Acquisition and the Lea County Acquisition collectively as, the “Acquisitions.”

In connection with completion of the Acquisitions, we entered into the following material agreements with affiliates relating to the use of our land and its resources:

•
a fresh water facilities agreement granting WaterBridge the right to construct, own and operate brackish water infrastructure on the East Stateline Ranch, the Lea County Ranches, the Speed Ranch and all future land acquired by us in our Stateline and Northern Positions, with (i) a perpetual term on the East Stateline Ranch for so long as WaterBridge conducts operations thereon and (ii) an initial term of approximately ten years and automatic one-year renewals unless terminated by a party prior to renewal for all other lands. WaterBridge has the exclusive right to market and sell brackish water produced from the East Stateline Ranch to third parties for use in oil and natural gas operations, subject to customary exclusions and pre-existing third-party rights. WaterBridge has the non-exclusive right to operate brackish water infrastructure on all other lands subject to the agreement for use in oil and natural gas operations. We may grant third parties the right to transport brackish water across the lands subject to the Agreement, including the East Stateline Ranch. We are paid a royalty for each barrel of brackish water produced by WaterBridge from, or transported by WaterBridge across, our land subject to the agreement, a percentage of the net proceeds for each barrel of brackish water produced by WaterBridge from our land subject to the agreement and sold for use off of our land and surface use payments in respect of WaterBridge’s infrastructure constructed and operated on our land subject to the agreement. Surface use payments are based on market rates and subject to annual redetermination by us in our reasonable discretion, taking into account market rates for similar payments in the immediate vicinity of our land. The agreement provides for automatic annual increases in royalties after a specified period of time that are tied to the lesser of CPI and a fixed percentage, and mutual termination rights in the event of a counterparty default and contains standard confidentiality, indemnification, insurance and change of control provisions; and

•
a produced water facilities agreement granting WaterBridge the right to construct, own and operate produced water handling infrastructure on the East Stateline Ranch, the Lea County Ranches, the Speed Ranch and all future land acquired by us in our Stateline and Northern Positions, with (i) a perpetual term on the East Stateline Ranch for so long as WaterBridge conducts operations thereon and (ii) an initial term of approximately ten years and automatic one-year renewals unless terminated by a party prior to renewal for all other lands. Under the agreement, WaterBridge has the exclusive right to construct and operate up to 30 produced water handling facilities at specified locations. WaterBridge also has the exclusive right to handle produced water volumes generated from the East Stateline Ranch, subject to customary exclusions and pre-existing third-party rights. WaterBridge has the non-exclusive right to operate produced water infrastructure on all other lands subject to the agreement. We are paid a royalty for each barrel of produced water transported by WaterBridge across our land subject to the agreement, a royalty for each barrel of produced water treated and sold by WaterBridge from a recycling facility on our land subject to the agreement, surface use payments in respect of WaterBridge’s infrastructure constructed and operated on our surface acreage subject to the agreement and a percentage of the net proceeds received by WaterBridge for the sale of skim oil recovered on our land subject to the agreement. Surface use payments are based on market rates and subject to annual redetermination by us in our reasonable discretion, taking into account market rates for similar payments in the immediate vicinity of our land. The agreement provides for automatic annual increases in royalties after a specified period of time that are tied to the lesser of CPI and a fixed percentage, and mutual termination rights in the event of a counterparty default and contains standard confidentiality, indemnification, insurance and change of control provisions.

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Revenues:
Oil and gas royalties	$4,475	$5,034
Resource sales	3,797	6,805
Easements and other surface-related revenues	7,464	5,155
Surface use royalties	6,971	3,127
Resource royalties	3,246	1,601
Total revenues	25,953	21,722

Resource sales-related expense	643	999
Other operating and maintenance expense	611	751
General and administrative expense (income)	73,823	(27,459)
Depreciation, depletion, amortization and accretion	2,112	2,109
Operating (loss) income	(51,236)	45,322

Interest expense, net	6,280	562
Income (loss) from operations before taxes	(57,516)	44,760
Income tax expense	137	96
Net (loss) income	$(57,653)	$44,664

Total revenues. Total revenues increased by $4.3 million, or 20%, to $26.0 million for the three months ended June 30, 2024, as compared to $21.7 million for the three months ended June 30, 2023. The increase was primarily attributable to increased easements and other surface-related revenues of $2.3 million, surface use royalties of $3.9 million and resource royalties of $1.6 million, partially offset by decreased resource sales of $3.0 million and decreased oil and gas royalties of $0.5 million. Please see our discussion below regarding comparative period variances in revenue sources.

Oil and gas royalties. Oil and gas royalties decreased by $0.5 million, or 10%, to $4.5 million for the three months ended June 30, 2024, as compared to $5.0 million for the three months ended June 30, 2023, which consists of decreased royalty income of $1.0 million offset by higher mineral lease income of $0.5 million. The increase in mineral lease income is attributable to additional mineral interests being leased during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

The table below provides operational and financial data by oil and gas royalty stream for the three months ended June 30, 2024, and the three months ended June 30, 2023.

	Three Months Ended June 30,
	2024	2023
Net royalty volumes:
Oil (MBbls)	42	62
Natural Gas (MMcf)	185	153
NGL (MBbls)	17	12
Equivalents (MBoe)	90	100
Equivalents (MBoe/d)	1.0	1.1

Oil and gas royalties (in thousands):
Oil royalties	$3,376	$4,419
Natural gas royalties	238	379
NGL royalties	343	236
Oil and gas royalties	3,957	5,034
Mineral lease income	518	-
Total oil and gas royalties	$4,475	$5,034

Realized prices
Oil ($/Bbl)	$80.38	$71.27
Natural gas ($/Mcf)	$1.29	$2.48
NGL ($/Bbl)	$20.18	$19.67
Equivalents ($/Boe)	$43.97	$50.34

Resource sales. Resource sales decreased by $3.0 million, or 44%, to $3.8 million for the three months ended June 30, 2024, as compared to $6.8 million for the three months ended June 30, 2023. The decrease was primarily attributable to a decrease in brackish water sales volume by 4.9 million barrels, or 39%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, in addition to a decrease in the unit price per barrel of brackish water sold. The brackish water sales volume decrease is primarily due to the timing of customer demand, and the decrease in unit price is driven by sales during the current period weighted to a lower rate customer contract.

Easements and other surface-related revenue. Easements and other surface-related revenue increased by $2.3 million, or 44%, to $7.5 million for the three months ended June 30, 2024, as compared to $5.2 million for the three months ended June 30, 2023. The increase was primarily attributable to higher activity related to new oil and gas transportation and gathering pipelines during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Surface use royalties. Surface use royalties increased by $3.9 million, or 126%, to $7.0 million for the three months ended June 30, 2024, as compared to $3.1 million for the three months ended June 30, 2023. The increase was primarily attributable to increased WaterBridge and other third-party produced water handling and associated skim oil royalties of $3.6 million and Desert Environmental waste handling royalties of $0.2 million on our surface for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Resource royalties. Resource royalties increased by $1.6 million, or 100%, to $3.2 million for the three months ended June 30, 2024, as compared to $1.6 million for the three months ended June 30, 2023. The increase was attributable to $1.2 million related to WaterBridge brackish water royalties associated with new commercial royalty agreements in connection with the East Stateline Ranch acquisition and $0.2 million of the increase was attributable to increased sand mine volumes and $0.2 million was due to an increase in the sand mine royalty rate for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Resource sales-related expenses. Resource sales related expenses decreased by $0.4 million, or 40%, to $0.6 million for the three months ended June 30, 2024, as compared to $1.0 million for the three months ended June 30, 2023. The decrease was primarily attributable to lower utility expenses associated with sales of brackish water driven by the lower volumes sold during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $0.8, or 67%, to $2.0 million for the three months ended June 30, 2024, as compared to $1.2 million for the three months ended June 30, 2023. The increase was attributable to higher professional services fees primarily associated with amending the Company’s Credit Facilities in conjunction with acquisition-related activities and entity restructuring of $0.7 million and $0.1 million corporate shared services allocation from WaterBridge. General and administrative expense, inclusive of share-based compensation, increased by $101.3 million, or 368%, to $73.8 million for the three months ended June 30, 2024, as compared to income of $27.5 million for the three months ended June 30, 2023. The increase was attributable to the change in share-based compensation expense of $100.5 million and increased cash expenses noted above. Share-based compensation is associated with NDB LLC’s Incentive Units which are allocated to us. Such Incentive Units are classified as liability awards and primarily reflect the impacts of change in the liability remeasurement. See “Note 7—Share-Based Compensation” within the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Interest expense, net. Interest expense, net increased by $5.7 million, or 950%, to $6.3 million for the three months ended June 30, 2024, as compared to $0.6 million for the three months ended June 30, 2023. The increase was primarily attributable to additional borrowings under our Credit Facilities during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. See “—Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Revenues:
Oil and gas royalties	$8,660	$8,626
Resource sales	7,306	13,205
Easements and other surface-related revenues	12,601	7,210
Surface use royalties	11,177	5,398
Resource royalties	5,224	3,171
Total revenues	44,968	37,610

Resource sales-related expense	1,316	2,079
Other operating and maintenance expense	1,129	1,255
General and administrative expense (income)	75,983	(15,038)
Depreciation, depletion, amortization and accretion	4,256	3,833
Operating (loss) income	(37,716)	45,481

Interest expense, net	9,164	1,280
Other income	(241)	(15)
Income (loss) from operations before taxes	(46,639)	44,216
Income tax expense	238	199
Net (loss) income	$(46,877)	$44,017

Total revenues. Total revenues increased by $7.4 million, or 20%, to $45.0 million for the six months ended June 30, 2024, as compared to $37.6 million for the six months ended June 30, 2023. The increase was comprised of an increase in oil and gas royalties of $0.1 million, easements and other surface-related revenues of $5.4 million, surface use royalties of $5.8 million and resource royalties of $2.0 million, partially offset by decreased resource sales of $5.9 million. Please see our discussion below regarding comparative period variances in revenue sources.

Oil and gas royalties. Oil and gas royalties increased by $0.1 million, or 1%, to $8.7 million for the six months ended June 30, 2024, as compared to $8.6 million for the six months ended June 30, 2023, which consists of increased royalty income of $0.3 million offset by lower mineral lease income of $0.2 million. Mineral lease income decreased $0.2 million, primarily attributable to fewer net mineral acres leased during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The table below provides operational and financial data by oil and gas royalty stream for the six months ended June 30, 2024, and the six months ended June 30, 2023.

	Six Months Ended June 30,
	2024	2023
Net royalty volumes:
Oil (MBbls)	88	98
Natural Gas (MMcf)	355	253
NGL (MBbls)	37	17
Equivalents (MBoe)	184	157
Equivalents (MBoe/d)	1.0	0.9

Oil and gas royalties (in thousands):
Oil royalties	$6,885	$7,043
Natural gas royalties	475	568
NGL royalties	782	355
Oil and gas royalties	8,142	7,966
Mineral lease income	518	660
Total oil and gas royalties	$8,660	$8,626

Realized prices
Oil ($/Bbl)	$78.24	$71.87
Natural gas ($/Mcf)	$1.34	$2.25
NGL ($/Bbl)	$21.14	$20.88
Equivalents ($/Boe)	$44.25	$50.74

Resource sales. Resource sales decreased by $5.9 million, or 45%, to $7.3 million for the six months ended June 30, 2024, as compared to $13.2 million for the six months ended June 30, 2023. Brackish water sales volume decreased by 8.4 million barrels, or 31%, to 18.5 million barrels for the six months ended June 30, 2024, as compared to 26.9 million barrels for the six months ended June 30, 2023. Additionally, the per unit sales price decreased by approximately 25%. The brackish water sales volume decrease is primarily due to timing of operator completion activity in the areas surrounding our surface acreage and lower unit rates are driven by the customer contract mix for the six months ended June 30, 2024, as compared to June 30, 2023.

Easements and other surface-related revenue. Easements and other surface-related revenue increased by $5.4 million, or 75%, to $12.6 million for the six months ended June 30, 2024, as compared to $7.2 million for the six months ended June 30, 2023. The increase was primarily attributable to new oil and natural gas transportation and gathering pipelines and other surface easements on our surface acreage as well as continued expansion of the WaterBridge produced water handling infrastructure for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Surface use royalties. Surface use royalties increased by $5.8 million, or 107%, to $11.2 million for the six months ended June 30, 2024, as compared to $5.4 million for the six months ended June 30, 2023. The increase was primarily attributable to increased WaterBridge and other third-party produced water handling and associated skim oil royalties of $5.5 million and Desert Environmental industrial waste handling royalties of $0.3 million on our surface for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Resource royalties. Resource royalties increased by $2.0 million, or 63%, to $5.2 million for the six months ended June 30, 2024, as compared to $3.2 million for the six months ended June 30, 2023. The increase was primarily attributable to $1.2 million related to WaterBridge brackish water royalties associated with a new commercial royalty agreement in connection with the East Stateline Ranch acquisition and $0.5 million of the increase attributable to increased sand mine royalty rate and $0.3 million due to sand mine volumes.

Resource sales-related expenses. Resource sales related expenses decreased by $0.8 million, or 38%, to $1.3 million for the six months ended June 30, 2024, as compared to $2.1 million for the six months ended June 30, 2023. The decrease was primarily attributable to lower utility expenses and purchase of third-party water transfer costs associated with sales of brackish water driven by the lower volumes sold during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Other operating and maintenance expense. Other operating and maintenance expense decreased by $0.2 million, or 15%, to $1.1 million for the six months ended June 30, 2024, as compared to $1.3 million for the six months ended June 30, 2023. The increase was primarily attributable to higher production taxes on oil and gas and skim oil royalties due to increased additional upstream production wells drilled and completed on our mineral acreage and increased produced water handling activity on our surface for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $0.9 million, or 36%, to $3.4 million for the six months ended June 30, 2024, as compared to $2.5 million for the six months ended June 30, 2023. The increase was primarily attributable to higher professional services fees primarily associated with amending the Company’s Credit Facilities in conjunction with acquisition-related activities and entity restructuring of $0.6 million, higher employee-related expenses of $0.2 million and $0.1 million in increased corporate shared services allocation from WaterBridge. General and administrative expense, inclusive of share-based compensation, increased by $91.0 million, or 607%, to expense of $76.0 million for the six months ended June 30, 2024, as compared to income of $15.0 million for the six months ended June 30, 2023. The increase was attributable to the change in share-based compensation expense of $90.1 million and increased cash expenses noted above. Share-based compensation consists of the NDB LLC Incentive Units allocated to us. Such Incentive Units are classified as liability awards and primarily reflect the impacts of change in the liability remeasurement. See “Note 7—Share-Based Compensation” within the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion increased by $0.5 million, or 13%, to $4.3 million for the six months ended June 30, 2024, as compared to $3.8 million for the six months ended June 30, 2023. The increase was primarily attributable to higher depletion expense of $0.3 million due to increased oil and gas royalty development activities during the second half of 2023 and depreciation expense of $0.1 million related to capital expenditures associated with brackish water supply sales.

Interest expense, net. Interest expense, net increased by $7.9 million, or 608%, to $9.2 million for the six months ended June 30, 2024, as compared to $1.3 million for the six months ended June 30, 2023. The increase was primarily attributable to additional principal borrowings under our Credit Facilities during the six months ended June 30, 2024, as compared to borrowings under our then-existing debt instruments for the six months ended June 30, 2023. See “—Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin are supplemental non-GAAP measures that we use to evaluate current, past and expected future performance. Although these non-GAAP financial measures are important factors in assessing our operating results and cash flows, they should not be considered in isolation or as a substitute for net income or gross margin or any other measures presented under GAAP.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net (loss) income	$(57,653)	$44,664	$(46,877)	$44,017
Adjustments:
Depreciation, depletion, amortization and accretion	2,112	2,109	4,256	3,833
Interest expense, net	6,280	562	9,164	1,280
Income tax expense	137	96	238	199
EBITDA	(49,124)	47,431	(33,219)	49,329
Adjustments:
Share-based compensation (1)	71,762	(28,735)	72,572	(17,501)
Transaction-related expenses (2)	774	230	915	356
Other (3)	-	3	50	(18)
Adjusted EBITDA	$23,412	$18,929	$40,318	$32,166
Net (loss) income margin	(222%)	206%	(104%)	117%
Adjusted EBITDA Margin	90%	87%	90%	86%
(1)
Share-based compensation represents the non-cash charge for the periodic fair market value changes associated with liability awards for which the cumulative vested amount is recognized ratably over the applicable vesting period. Incentive units were issued to certain members of management by NDB LLC, and changes to the incentive units’ fair market values are driven by changes in period end valuations of NDB LLC and its subsidiaries, the issuance of new incentive units at NDB LLC, and the vesting of previously issued incentive units. This expense is a non-cash charge for OpCo and represents a liability at NDB LLC that impacts NDB LLCs’ equity ownership. It is neither a liability of OpCo nor potentially dilutive to LandBridge equity owners. The allocation of expense included in the consolidated results is recognized as a deemed non-cash contribution to or distribution from member’s equity of OpCo.
(2)
Transaction-related expenses consist of non-capitalizable transaction costs associated with both completed or attempted acquisitions, debt amendments and entity structuring charges.
(3)
Other consists primarily of other non-cash items.

Free Cash Flow and Free Cash Flow Margin

The following table sets forth a reconciliation of cash flows from operating activities determined in accordance with GAAP to Free Cash Flow and Free Cash Flow Margin, respectively, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net cash provided by operating activities	$16,043	$12,445	$33,258	$24,350
Net cash used in investing activities	(375,807)	(780)	(430,968)	(2,389)
Cash (used in) provided by operating and investing activities	(359,764)	11,665	(397,710)	21,961
Adjustments:
Acquisitions	375,438	-	430,510	-
Proceeds from disposal of assets	-	-	-	(11)
Free Cash Flow	$15,674	$11,665	$32,800	$21,950
Operating cash flow margin (1)	62%	57%	74%	65%
Free Cash Flow Margin	60%	54%	73%	58%
(1)
Operating cash flow data is calculated by dividing net cash provided by operating activities by total revenue.

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity have been capital contributions from NDB LLC, cash flows from operating activities and borrowings under our debt instruments. Following the completion of the Offering, our primary sources of liquidity are cash flows from operating activities and, if required, proceeds from borrowings under our credit facility. Our primary liquidity and capital requirements will be for our operating expenses, servicing of our debt, the payment of dividends to our shareholders, if any, general company needs and investing in our business, including the potential acquisition of additional surface acreage, such as the Acquisitions. We believe that we are able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs for the foreseeable short-term and long-term future through cash on hand and cash flows from our operating activities. Although we believe that we will be able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs for the foreseeable future through cash on hand and cash flows from our operating activities, we may choose to use borrowings under our credit facility to finance our operating and investing activities. See “—Debt Instruments—Credit Facility.”

We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our target liquidity and capital requirements. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase, our cash flows and liquidity could be reduced and we could be required to seek alternative financing sources. As of June 30, 2024, we had a deficit in working capital, defined as current assets less current liabilities, of $8.8 million and we had cash and cash equivalents of $24.6 million. As of December 31, 2023, we had working capital of $25.2 million and cash and cash equivalents of $37.8 million.

Cash Flow

The following tables summarizes our cash flow for the periods indicated:

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	2024	2023
	(In thousands)
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$33,258	$24,350
Net cash used in investing activities	$(430,968)	$(2,389)
Net cash provided by (used in) financing activities	$384,533	$(31,328)
Net decrease in cash and cash equivalents and restricted cash	$(13,177)	$(9,367)

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $8.9 million or 36% to $33.3 million for the six months ended June 30, 2024, as compared to $24.4 million for the six months ended June 30, 2023. The increase was attributable higher net income, net of non-cash items, of $0.3 million and an increase related to working capital accounts of $8.6 million for six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $428.6 million or 17858% to $431.0 million for the six months ended June 30, 2024, as compared to $2.4 million for the six months ended June 30, 2023. The increase was attributable to acquisition-related expenditures of $430.5 million consisting of the purchase of Lea County Ranches, Speed Ranch and East Stateline Ranch offset by lower capital expenditures, primarily supporting brackish water supply sales, of $1.9 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Net Cash Provided by (Used In) Financing Activities. Net cash provided by financing activities increased $415.8 million or 1328% to $384.5 million of cash provided by financing activities for the six months ended June 30, 2024, as compared to cash used of $31.3 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, cash provided by financing activities consisted of $269.7 million of debt borrowings, net of repayments, and $120.0 million in cash contributions by NDB primarily associated with the acquisition-related expenditures , offset by debt issuance costs associated with the Credit Facilities amendment of $3.4 million, and deferred offering costs of $1.8 million. For the six months ended June 30, 2023, cash used in financing activities was attributable to member distributions of $23.0 million and by debt repayments of $8.3 million.

Capital Requirements

We focus our business model on entering into agreements under which our customers bear substantially all of the operating and capital expenditures related to their operations on our land, while minimizing our capital requirements for both current and future commercial opportunities, resulting in the ability to create significant free cash flows. Our contracts generally include inflation escalators, which, when combined with our relatively low operating and capital expenditures, may assist in mitigating our exposure to broader inflationary pressures. As a landowner, we incur the initial cost to acquire our acreage, but thereafter we incur modest development capital expenditures and operating expenses as it relates to operations on our land or our mineral and royalty interests, as such expenses are borne primarily by our customers. As a result, more significant capital expenditures would be related to our acquisition of additional surface acreage, such as the Acquisitions, should we elect to do so.

The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the size of acquisition opportunity, our cash flows from operating activities and our investing and financing activities. For the three months ended June 30, 2024, we incurred approximately $375.4 million for acquisition-related capital expenditures. For the six months ended June 30, 2024, we incurred $430.5 million in acquisition-related capital expenditures, inclusive of $1.9 million of transaction-related expenses, in connection with the consummation of the Acquisitions.

We periodically assess changes in current and projected cash flows, acquisition and divestiture activities and other factors to determine the effects on our liquidity. We believe that our cash on hand and cash flow from operating activities will provide us with sufficient liquidity to execute our current strategy. However, our ability to generate cash is subject to a number of factors that may directly or indirectly affect us, many of which are beyond our control, including commodity prices and general economic, financial, competitive, legislative, regulatory and other factors. If we require additional capital for acquisitions or other reasons, we may seek such capital through traditional borrowings under our debt instruments, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may not be able to complete acquisitions that may be favorable to us.

If and to the extent our board of directors were to declare a cash dividend to our Class A shareholders, we currently expect the dividend to be paid from Free Cash Flow. We do not currently expect to borrow funds or to adjust planned capital expenditures to finance dividends on our Class A shares, if any such dividends were to be declared by our board of directors. The timing, amount and financing of dividends, if any, will be subject to the discretion of our board of directors from time to time.

Debt Instruments

Prior Credit Facility

On October 14, 2021, our subsidiary, Delaware Basin Ranches, Inc., entered into a $65.0 million credit agreement (as amended, our “prior credit facility”) that was scheduled to mature on October 1, 2028. The borrowings under our prior credit facility were repaid in full with borrowings under our new credit facility.

Credit Facility

On July 3, 2023, DBR Land LLC, a Delaware limited liability company and wholly-owned subsidiary of OpCo (“DBR Land”) and certain of our other subsidiaries entered into a credit facility providing (i) a $100.0 million term loan and (ii) a $50.0 million revolving credit facility, each of which matures on July 3, 2027. In connection with entering into our credit facility, we borrowed $100.0 million under the term loan facility and $25.0 million under the revolving credit facility. Net proceeds from these borrowings were used to repay the $49.4 million outstanding under our prior credit facility and to make a distribution of $72.9 million to NDB LLC. In connection with the Acquisitions, we entered into the Credit Agreement Amendment, which, among other things, increased (i) the four-year term loan facility to $350.0 million and (ii) the four-year revolving credit facility to $75.0 million. Following our entry into the Credit Agreement Amendment, we borrowed $265.0 million under our term loan facility to pay a portion of the purchase price of each of the Acquisitions. Our credit facility is secured by a first-priority lien on substantially all of our assets and guaranteed by DBR Land and our restricted subsidiaries (other than certain immaterial subsidiaries).

Our credit facility includes certain affirmative and restrictive covenants common in such agreements that apply to DBR Land and its subsidiaries. See “Note 6—Debt” within the notes to our condensed consolidated financial statements and included elsewhere in this Quarterly Report for further information with respect to such affirmative and restrictive covenants.

The estimated fair value of our credit facility approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

We may elect for outstanding borrowings under our credit facility to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus 0.10%, or (ii) the base rate, in each case plus an applicable margin. Borrowings under our credit facility accrue interest based on a five-tiered pricing grid tied to our current leverage ratio. The applicable margin ranges from 2.75% to 3.75% in the case of Term SOFR loans and letter of credit fees, and 1.75% to 2.75% in the case of base rate loans, and commitment fees range from 0.375% to 0.50%. Our credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our restricted subsidiaries, which are party to our credit facility as guarantors, and all outstanding equity interests issued by DBR Land, which are held by OpCo.

As of June 30, 2024, we had $400.0 million of outstanding borrowings consisting of $50.0 million of revolving credit borrowings and $350.0 million of term loan borrowings. The weighted average interest rate on the total amount of borrowings outstanding under new credit facility for the three months ended June 30, 2024 was 8.41% in the case of revolving credit borrowings, and 8.42% in the case of term loan borrowings. The weighted average interest rate on the total amount of borrowings outstanding under new credit facility for the six months ended June 30, 2024 was 8.43% for both the revolving credit borrowings and the term loan borrowings. We are currently in compliance with all affirmative and negative covenants under our new credit facility.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. We consider our critical accounting estimates those that require subjectivity and that could inherently influence our financial result based on changes in those estimates. See “Note 2—Summary of Significant Accounting Policies and Basis of Presentation and Consolidation” within the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Share-Based Compensation

We account for share-based compensation expense for incentive units granted at NDB LLC in exchange for employee services. Our management and employees currently participate in one share-based incentive unit plan, managed by NDB LLC. The management incentive units consist of time-based awards of profits interests in NDB LLC (the “Incentive Units”).

The Incentive Units represent a substantive class of equity of NDB LLC and are accounted for under ASC Topic 718, Compensation – Stock Compensation. Features of the Incentive Units include the ability for NDB LLC to repurchase Incentive Units during a 180-day option period, whereby the fair value price is determined as of the termination date, not the repurchase date, which temporarily takes away the rights and risks and rewards of ownership from the incentive unit holder during the option period. Under ASC 718, a feature for which the employee could bear the risks, but not gain the rewards, normally associated with equity ownership requires liability classification. NDB LLC classifies the Incentive Units as liability awards. The liability related to the Incentive Units is recognized at NDB LLC as the entity responsible for satisfying the obligation. Share-based compensation income or expense allocated to us is recognized as a deemed non-cash contribution to member’s equity or distribution from member’s equity on the condensed consolidated balance sheet. The share-based compensation income or expense is recognized consistent with NDB LLC’s classification of a liability award resulting in the initial measurement, and subsequent remeasurements, recognized ratably over the vesting period.

The Incentive Units’ value is derived from a combination of its threshold value and the total value of the incentive pool. The value of the incentive pool is determined by taking the total value returned to NDB LLC Series A unit holders and allocating such value between the NDB LLC Series A unit holders and the incentive pool based on a return-on-investment waterfall. The total value returned constitutes any cash or property distributed by us, or other NDB LLC subsidiaries, to NDB LLC Series A unit holders. The total incentive pool is determined by summing the discrete incentive unit burden of each NDB LLC Series A unit holder. Value allocation within the incentive unit pool is impacted by incentive unit threshold values but the aggregate value of the incentive pool is based solely on the return-on-investment waterfall. The Incentive Unit liability is only applicable to NDB LLC Series A unit holders and subsequently any future dilutive impact is limited to NDB LLC’s ownership of us. Any future equity investments made at the Company, or other NDB LLC subsidiaries, are not subject to the dilution from the impact of the incentive unit pool.

At the end of each reporting period, the Incentive Units are remeasured at their fair value, consistent with liability award accounting, using a Monte Carlo Simulation. The Monte Carlo Simulation requires judgment in developing assumptions, which involve numerous variables. These variables include, but are not limited to, the expected unit price volatility over the term of the awards, the expected distribution yield and the expected life of incentive unit vesting. The vested portion of NDB LLC’s Incentive Unit liability is allocated pro rata to us, and other NDB LLC subsidiaries, as share-based compensation income or expense on the consolidated statements of operations. The allocation is based on our contribution to the aggregate equity value derived in NDB LLC’s business enterprise valuation.

We update our assumptions each reporting period based on new developments and adjusts such amounts to fair value based on revised assumptions, if applicable, over the vesting period.

The risk-free rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of each award and updated at each balance sheet date for the time period approximating the expected term of such award. The expected distribution yield historically is based on no previously paid distributions and no intention of paying distributions on the Incentive Units for the foreseeable future.

Due to not having sufficient historical volatility, we utilize the historical volatilities of publicly traded companies that are similar to us in size, stage of life cycle and financial leverage. We will continue to use this peer group of companies unless a situation arises within the group that would require evaluation of which publicly traded companies are included or once sufficient data is available to use our own historical volatility. For criteria dependent upon a change in control, we will not recognize any incremental expense until the event occurs. Differences between actual results and such estimates could have a material effect on the financial statements.

Revenue Recognition

Oil and gas royalties

Oil and gas royalties are received in connection with oil and natural gas mineral interests owned by the Company. Oil and gas royalties are recognized as revenue as oil and gas are produced or severed from the mineral lease. The oil and gas royalties we receive includes variable consideration that is dependent upon market prices for oil and gas, and producer specific location and contractual price differences. As a result, our oil and gas royalty revenues are typically constrained at the inception of the contract but will be resolved once volumes are produced and settled. Oil and gas royalty payments are typically received one to three months following the month of production. We accrue oil and gas royalties produced but not yet paid based on the historical or estimated royalty interest production and current market prices, net of estimated location and contract pricing differentials. The difference between estimated and actual amounts received for oil and gas royalties are recorded in the period the payment is received.

We monitor drilling and completion activity on our mineral acreage position from publicly available sources to identify when new royalty interest production may be coming online. We estimate our royalty interest ownership in new production wells based on our assessment of available information. Ultimate determination of division order interest from the operator could results in amounts that differ from our initial estimates. The differences related to estimated interest estimated and actual division order interest are recorded in the period in which final division orders are issued or in the period in which the initial payment is received.

During the three and six months ended June 30, 2024 and 2023, we accrued $2.2 million and $2.4 million of oil and gas royalties in our condensed consolidated statements of operations, respectively.

Recently Issued Accounting Pronouncements

We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), on January 1, 2023, which changed how we account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The adoption of this did not have a significant impact on our financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This guidance requires a public entity, including entities with single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. We plan to adopt this guidance and conform with the applicable disclosures retrospectively when it becomes mandatorily effective for our annual report for the year ending December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This guidance further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We plan to adopt this guidance and conform with the disclosure requirements when it becomes mandatorily effective for our annual report for the year ending December 31, 2025.

Internal Controls and Procedures

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a reporting issuer, we will be required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 until our second annual report on Form 10-K after we become a public company.

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” and/or a “smaller reporting company” under applicable federal securities laws.

Off Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which includes the effects of adverse changes in commodity prices and counter-party and customer credit risks and interest rate risk as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and counter-party and customer credit and interest rate risk. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Commodity Price Risks

One of our major market risk exposures relates to the prices that our customers receive for the oil and natural gas produced from, or serviced on, our land. The market for the use of our land and its resources is indirectly exposed to fluctuations in the price of oil and natural gas, to the extent such fluctuations impact drilling, completion and production activity levels and thus impact the activity levels of our customers in the exploration and production and oilfield services industries. Realized prices are primarily driven by the prevailing prices for oil and natural gas in the United States. We are also directly exposed to these risks with respect to revenues we receive from the oil and natural gas interests. Pricing for oil and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue in the future.

During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.25 per MMBtu in March 2024 to a high of $23.86 per MMBtu in February 2021. The posted price for WTI has ranged from a low of negative $36.98 per barrel in April 2020 to a high of $123.64 per barrel in March 2022. As of June 30, 2024, the Henry Hub spot market price of natural gas was $2.42 per MMBtu and the posted price for oil was $82.83 per barrel. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that our customers can produce or service economically. We expect this market will continue to be volatile in the future. A substantial or extended decline in commodity prices may adversely affect our results of operations, cash flows and financial position.

We do not currently intend to hedge our indirect exposure to commodity price risk. We may in the future enter into derivative instruments, such as collars, swaps and basis swaps, to partially mitigate the impact of commodity price volatility. These hedging instruments would allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices.

Market Risks

Demand for the use of land and resources are largely dependent upon the level of activity in the energy industry in the Permian Basin. These activity levels are influenced by numerous factors over which we have no control, including: the supply of and demand for oil and natural gas; the level of prices, and expectations about future prices of oil and natural gas; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves; available pipeline, rail and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability domestically, as a result of the fall 2024 U.S. presidential election and congressional elections or otherwise, and in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the transition to a low-carbon economy; the price and availability of alternative fuels; technological advancements in the production of alternative energy; the ability of energy companies to raise equity capital and debt financing; and merger and divestiture activity among energy companies.

The level of U.S. energy production, including oil and natural gas development activity, is volatile. Any prolonged and substantial reduction in oil and natural gas prices would likely affect development and production activity levels and therefore affect demand for oil and natural gas and the use of our land and resources. A material decline in energy, including oil and natural gas, prices or Permian Basin activity levels could have an adverse effect on our results of operations, cash flows and financial position.

Interest Rate Risks

Our ability to borrow and the rates offered by lenders can be adversely affected by deterioration in the credit markets and/or deterioration of our credit profile rating. We may elect for outstanding borrowings under our credit facility to accrue interest at a rate based on either the Term SOFR, or the base rate, plus an applicable margin, which exposes us to interest rate risk to the extent we have borrowings outstanding under our credit facility.

As of June 30, 2024, we had $400.0 million of outstanding borrowings consisting of $50.0 million of revolving credit borrowings and $350.0 million of term loan borrowings. The weighted average interest rate on the borrowings outstanding under our Credit Facilities for the six months ended June 30, 2024 was 8.43% in the case of revolving credit borrowings, and 8.43% in the case of term loan borrowings. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be $4.0 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness. See “—Debt Instruments—Credit Facility.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are periodically party to proceedings and claims incidental to our business. While many of these other matters may not be predicted with certainty, we believe that the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on our financial position or on our liquidity, capital resources, future results of operations or cash flows. We will continue to evaluate proceedings and claims involving us on a regular basis and will establish and adjust any estimated reserves as appropriate to reflect our assessment of the then current status of the matters.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the Prospectus. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement

On June 27, 2024, we entered into a Common Share Purchase Agreement with an accredited investor (the “Accredited Investor”), pursuant to which the Accredited Investor purchased 750,000 Class A shares from us at $17.00 per share in a private placement that closed concurrently with the Offering (the “Private Placement”), resulting in net proceeds of approximately $12.5 million, after deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. We contributed all of the net proceeds from the Private Placement to OpCo in exchange for additional OpCo Units, and OpCo used such net proceeds to repay outstanding indebtedness and make a distribution to existing unitholders in a manner consistent with the application of the proceeds under the Offering. The Private Placement closed concurrently with the IPO on July 1, 2024. Goldman Sachs & Co. LLC, acted as the placement agent for the Private Placement. The securities issued in connection with the Private Placement were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Accredited Investor is an accredited investor for purposes of Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1

Certificate of Formation of LandBridge Company LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-279893) filed with the SEC on May 31, 2024).

3.2

Limited Liability Company Agreement of LandBridge Company LLC (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-279893) filed with the SEC on May 31, 2024).

3.3

Amended and Restated Limited Liability Company Agreement of LandBridge Company LLC, dated as of July 1, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on July 3, 2024).

4.1

Registration Rights Agreement, dated as of July 1, 2024, by and among LandBridge Company LLC and LandBridge Holdings LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on July 3, 2024).

10.1†	LandBridge Company LLC Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on July 3, 2024).
10.2†	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on July 16, 2024).
10.3

DBR Land Holdings LLC Amended and Restated Limited Liability Company Agreement, dated as of July 1, 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on July 3, 2024).

10.4†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No.333-279893), as amended, filed with the SEC on June 27, 2024).
10.5

Shareholder’s Agreement, dated as of July 1, 2024, by and among LandBridge Company LLC and LandBridge Holdings LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on July 3, 2024).

10.6

Master Reorganization Agreement, dated as of July 1, 2024, by and among LandBridge Company LLC, LandBridge Holdings LLC, DBR Land LLC and DBR Land Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on July 3, 2024).

10.7

Amended and Restated Services Agreement, dated effective February 27, 2019, by and among WaterBridge Resources LLC, WaterBridge Management Company LLC, WaterBridge Co-invest LLC, WaterBridge Holdings LLC, each of the entities listed on Schedule I thereto, each of the entities listed on Schedule II thereto and each of the entities listed on Schedule III thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-279893), as amended, filed with the SEC on May 31, 2024).

10.8

Credit Agreement, dated as of July 3, 2023, by and between DBR Land LLC, as borrower, the guarantors from time to time party thereto, Texas Capital Bank, as administrative agent and letter of credit issuer, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-279893) filed with the SEC on May 31, 2024).

10.9

First Amendment to Credit Agreement, dated as of May 10, 2024, by and between DBR Land LLC, as borrower, the guarantors listed therein, Texas Capital Bank, as administrative agent and letter of credit issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-279893) filed with the SEC on May 31, 2024).

10.10#

Water Facility and Access Agreement, by and between DBR Land LLC and WaterBridge Stateline LLC, dated as of October 15, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-279893) filed with the SEC on June 26, 2024).

Exhibit Number	Description
10.11#

Produced Water Facilities and Access Agreement, by and between DBR Land LLC, Delaware Basin Ranches Inc., WaterBridge Stateline LLC and Texas Pacific Resources LLC, dated as of March 8, 2022 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-279893) filed with the SEC on June 26, 2024).

10.12#

Fresh Water Facilities and Access Agreement (East Ranch), by and between DBR Land LLC and WaterBridge Stateline LLC, dated as of May 10, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-279893) filed with the SEC on June 26, 2024).

10.13#

Produced Water Facilities and Access Agreement (East Ranch), by and between DBR Land LLC and WaterBridge Stateline LLC, dated as of May 10, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-279893) filed with the SEC on June 26, 2024).

31.1*

Certification of Chief Executive Officer of LandBridge Company LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer of LandBridge Company LLC pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of LandBridge Company LLC pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of LandBridge Company LLC pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

† Identifies management contracts and compensatory plans or arrangements.

# Certain confidential information contained in this agreement has been omitted because it is both (i) not material and (ii) the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LandBridge Company LLC.

Date:	August 8, 2024	By:	/s/ Jason Long
Jason Long
Chief Executive Officer