Form 10-Q
period 2024-09-30
LandBridge Co LLC
filed 2024-11-07
CIK 1995807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2024, the registrant had 17,425,000 Class A shares and 55,726,603 Class B shares, outstanding.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this document, many of which are commonly used in the industry:

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

CAGR. Compound annual growth rate.

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

Incentive Units. Management incentive units consisting of time-based awards of profits interests in LandBridge Holdings.

LandBridge. LandBridge Company LLC, a Delaware limited liability company.

LandBridge Holdings. LandBridge Holdings LLC, a Delaware limited liability company and holding company which owns 100% of our Class B shares.

Lea County Acquisition. The acquisition of the Lea County Ranches from a private third-party seller.

Lea County Ranches. Approximately 11,000 surface acres in Lea County, New Mexico.

May 2024 Acquisitions. The acquisitions of the Speed Ranch and the East Stateline Ranch.

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

INTRODUCTORY NOTE

LandBridge was formed on September 27, 2023 as a Delaware limited liability company to serve as the issuer in an initial public offering, which closed on July 1, 2024 (the “Offering”). LandBridge is a holding company, the sole material asset of which is membership interests in OpCo. LandBridge is also the sole managing member of OpCo. Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to “LandBridge”, “us,” “we,” “our” or the “Company” are to (i) OpCo and its subsidiaries before the completion of the corporate reorganization in connection with the Offering (the “Corporate Reorganization”) and (ii) LandBridge and its subsidiaries as of the completion of the Corporate Reorganization. For more information on the Offering and the Corporate Reorganization, please see “Initial Public Offering” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” ”would,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and under the heading “Risk Factors” in our prospectus, dated June 27, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act on June 28, 2024 in connection with the Offering (the “Prospectus”). By their nature forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements may include statements about:

•
our customers’ demand for and use of our land and resources;
•
the success of WaterBridge and Desert Environmental in executing their business strategies, including their ability to construct infrastructure, attract customers and operate successfully on our land;
•
our customers’ ability to develop our land or any potential acquired acreage to accommodate any future surface use developments;
•
our ability to continue the payment of dividends;
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
•
our ability to successfully implement our growth plans, including through future acquisitions of acreage and/or introduction of new revenue streams;

•
the potential deterioration of our customers’ financial condition and their ability to access capital to fund their development programs;
•
the degree to which consolidation among our customers may affect spending on U.S. drilling and completions in the near-term;
•
our customers’ ability to obtain necessary supplies, raw materials and other critical components on a timely basis, or at all;
•
our and our customers’ ability to obtain government approvals or acquire or maintain necessary permits, including those related to the development and operation of produced water handling facilities, sand mines and brackish water wells;
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
•
the effects of political instability or armed conflict in oil and natural gas producing regions, including the Russia-Ukraine war, as well as the Israel-Hamas conflict and heightened tensions in the Middle East and potential energy insecurity in Europe, which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which could decrease demand for the use of our land and resources;
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
•
our ability to integrate acquired acreage and future acquisitions, and manage growth;
•
our ability to recruit and retain key management and employees;
•
actions taken by the federal or state governments, such as executive orders or new or expanded regulations, that may impact future energy production in the U.S. and any acceleration of the domestic and/or international transition to a low-carbon economy as a result of the Inflation Reduction Act of 2022 (the “IRA”) or otherwise;
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
•
the severity and duration of world health events, natural disasters or inclement or hazardous weather conditions, including cold weather, hurricanes, droughts, earthquakes, flooding and tornadoes;
•
evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of-service attacks, malicious software, data privacy breaches by employees, insider or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions; and
•
other factors identified in the Prospectus under the heading “Risk Factors” and as discussed elsewhere in this Quarterly Report including in the section titled “Risk Factors.”

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

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30,	December 31,
	2024	2023
Current assets:
Cash and cash equivalents	$14,417	$37,823
Accounts receivable, net	12,757	12,383
Related party receivable (Note 10)	2,161	1,037
Prepaid expenses and other current assets	2,271	1,035
Total current assets	31,606	52,278

Non-current assets:
Property, plant and equipment, net	628,087	203,018
Intangible assets, net	27,484	28,642
Other assets	2,711	5,011
Total non-current assets	658,282	236,671
Total assets	$689,888	$288,949

Liabilities and equity
Current liabilities:
Accounts payable	$182	$200
Related party payable (Note 10)	504	453
Accrued liabilities	6,199	4,945
Current portion of long-term debt	35,547	20,339
Other current liabilities	826	1,163
Total current liabilities	43,258	27,100

Non-current liabilities:
Long-term debt	242,430	108,343
Other long-term liabilities	183	2,759
Total non-current liabilities	242,613	111,102
Total liabilities	285,871	138,202

Commitments and contingencies (Note 11)

Member's equity	-	150,747
Class A shares, unlimited shares authorized and 17,425,000 shares issued and outstanding as of September 30, 2024. None authorized, issued or outstanding as of December 31, 2023.	94,553	-
Class B shares, unlimited shares authorized and 55,726,603 shares issued and outstanding as of September 30, 2024. None authorized, issued or outstanding as of December 31, 2023.	-	-
Retained earnings	2,656	-
Total shareholders' equity attributable to LandBridge Company LLC	97,209	-
Noncontrolling interest	306,808	-
Total shareholders' and member's equity	404,017	150,747
Total liabilities and equity	$689,888	$288,949

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Surface use royalties	$4,227	$1,693	$9,129	$5,316
Surface use royalties - Related party (Note 10)	5,627	1,500	11,902	3,274
Easements and other surface-related revenues	5,176	2,309	15,018	5,662
Easements and other surface-related revenues - Related party (Note 10)	1,465	7	4,224	3,864
Resource sales	4,874	4,190	11,908	15,907
Resource sales - Related party (Note 10)	57	139	329	1,627
Oil and gas royalties	2,903	6,323	11,563	14,948
Resource royalties	2,686	1,638	6,803	4,810
Resource royalties - Related party (Note 10)	1,472	-	2,579	-
Total revenues	28,487	17,799	73,455	55,408

Resource sales-related expense	423	1,003	1,739	3,081
Other operating and maintenance expense	708	701	1,837	1,956
General and administrative expense (income)	22,131	(5,571)	98,114	(20,610)
Depreciation, depletion, amortization and accretion	2,038	2,562	6,294	6,396
Operating income (loss)	3,187	19,104	(34,529)	64,585

Interest expense, net	7,071	2,893	16,235	4,173
Other income	-	(526)	(241)	(541)
(Loss) income from operations before taxes	(3,884)	16,737	(50,523)	60,953
Income tax (benefit) expense	(1,128)	104	(890)	303
Net (loss) income	$(2,756)	$16,633	$(49,633)	$60,650
Net loss prior to Offering	-		(46,877)
Net loss attributable to noncontrolling interest	(5,412)		(5,412)
Net income attributable to LandBridge Company LLC	$2,656		$2,656

Net income (loss) per share
Basic	$0.15
Diluted	$(0.04)
Weighted average shares outstanding
Basic	17,425,000
Diluted	73,151,603

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands)

(unaudited)

	Member's Equity	Class A		Class B		Retained Earnings	Non- controlling Interest	Total Shareholders' and Member's Equity
	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2024	$150,747	-	$-	-	$-	$-	$-	$150,747
Deemed non-cash capital contributions prior to reorganization	810	-	-	-	-	-	-	810
Net income prior to reorganization	10,776	-	-	-	-	-	-	10,776
Balance at March 31, 2024	$162,333	-	$-	-	$-	$-	$-	$162,333
Contribution from member	$120,000	-	$-	-	$-	$-	$-	$120,000
Deemed non-cash capital contributions prior to reorganization	71,762	-	-	-	-	-	-	71,762
Net loss prior to reorganization	(57,653)	-	-	-	-	-	-	(57,653)
Balance at June 30, 2024	$296,442	-	$-	-	$-	$-	$-	$296,442
Effect of Corporate Reorganization and Offering	(296,442)	17,425,000	94,126	55,726,603	-	-	301,023	98,707
Deemed non-cash capital contributions subsequent to reorganization	-	-	-	-	-	-	9,830	9,830
Class A share-based compensation expense subsequent to reorganization	-	-	427	-	-	-	1,367	1,794
Net income (loss) subsequent to reorganization	-	-	-	-	-	2,656	(5,412)	(2,756)
Balance at September 30, 2024	$-	17,425,000	$94,553	55,726,603	$-	$2,656	$306,808	$404,017

Total Member's Equity
Balance at January 1, 2023	$209,959
Distribution to member	(13,000)
Deemed non-cash capital contributions	11,235
Net loss	(647)
Balance at March 31, 2023	$207,547
Distribution to member	$(10,000)
Deemed non-cash capital distributions	(28,725)
Net income	44,664
Balance at June 30, 2023	$213,486
Distribution to member	$(82,165)
Deemed non-cash capital distributions	(6,933)
Net income	16,633
Balance at September 30, 2023	$141,021

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(49,633)	$60,650
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	6,294	6,396
Amortization of deferred financing fees	302	65
Amortization of debt issuance costs	875	129
Share-based compensation	84,196	(24,434)
Deferred income tax benefit	(1,276)	-
Other	-	(17)
Changes in operating assets and liabilities:
Accounts receivable	1,640	(2,357)
Related party receivable	(1,124)	(357)
Prepaid expenses and other assets	(341)	225
Accounts payable	(50)	658
Related party payable	51	(158)
Other current liabilities	(226)	(241)
Net cash provided by operating activities	40,708	40,559

Cash flows from investing activities
Acquisitions	(431,260)	-
Capital expenditures	(761)	(2,634)
Proceeds from disposal of assets	-	11
Net cash used in investing activities	(432,021)	(2,623)

Cash flows from financing activities
Proceeds from issuance of Class A shares, net of underwriting discounts and fees	278,263	-
Offering costs	(6,997)	(116)
Contributions from member	120,000	-
Distributions to member	(170,854)	(105,165)
Proceeds from term loan	265,000	100,000
Repayments on term loan	(93,750)	(62,417)
Proceeds from revolver	15,000	25,000
Repayments of revolver	(35,000)	-
Debt issuance costs	(3,437)	(3,104)
Other financing activities, net	(318)	(193)
Net cash provided by (used in) financing activities	367,907	(45,995)
Net decrease in cash and cash equivalents	(23,406)	(8,059)
Cash and cash equivalents - beginning of period	37,823	25,351
Cash and cash equivalents - end of period	$14,417	$17,292

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization and Nature of Operations

LandBridge Company LLC (the “Company,” “LandBridge,” “we,” “our” and “us”) is headquartered in Houston, Texas and was formed on September 27, 2023 as a Delaware limited liability company to serve as the issuer in an initial public offering. We are governed by our First Amended & Restated Limited Liability Company Agreement, dated as of July 1, 2024 (the “A&R LLC Agreement”), which was entered into in connection with the initial public offering.

Our accounting predecessor is DBR Land Holdings LLC (“OpCo”) and its subsidiaries. OpCo was formed in September 2021. We are a holding company whose principal asset consists of membership interests in OpCo (“OpCo Units”). As the managing member of OpCo and its subsidiaries, we operate and control all of the business and affairs of OpCo and its subsidiaries, and through OpCo and its subsidiaries, conduct our business.

We generate revenue primarily from the use of our surface acreage, the sale of resources from our land and oil and natural gas royalties. The use of surface acreage generally includes easements or leases and various surface use royalties. Sale of resources generally includes sales of brackish water and other surface composite materials. Our assets consist mainly of fee surface acreage, oil and natural gas mineral interests, brackish water wells and ponds and related facilities.

We own surface acreage in the Delaware Basin across Andrews, Loving, Reeves, Pecos and Winkler Counties in Texas and Eddy and Lea Counties in New Mexico and own oil and natural gas mineral interests in the Delaware Basin in Loving and Reeves Counties, Texas.

Initial Public Offering and Private Placement

On July 1, 2024, we completed our initial public offering of 14,500,000 Class A shares representing limited liability company interests (“Class A shares”) at a price to the public of $17.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 2,175,000 Class A shares at the public offering price, less underwriting discounts and commissions, which was exercised in full on July 1, 2024. In addition to the Class A shares sold in the Offering, on July 1, 2024, we sold 750,000 Class A shares at a price of $17.00 per Class A share in a concurrent private placement to an accredited investor (the “concurrent private placement”).

The closing of the Offering, including the exercise of the underwriters’ option and the concurrent private placement, resulted in net proceeds of approximately $270.9 million, after deducting underwriting discounts and commissions, placement agent fees, and other offering expenses. The Company contributed all of the net proceeds of the Offering (including the underwriters’ option and the concurrent private placement) to OpCo in exchange for OpCo Units at a per-unit price equal to the per share price paid by the underwriters for Class A shares in the Offering. OpCo distributed approximately $170.9 million to LandBridge Holdings and utilized approximately $100.0 million to repay outstanding borrowings under the Credit Facilities. Refer to Note 6 — Debt for additional information related to our Credit Facilities.

Corporate Reorganization and Amended and Restated LLC Agreement

On July 1, 2024, immediately prior to the Offering, WaterBridge NDB LLC (“NDB LLC”), the sole member of the Company prior to the corporate reorganization, was divided into two Delaware limited liability companies in accordance with a plan of division: (i) NDB LLC and (ii) LandBridge Holdings LLC (“LandBridge Holdings”), a new Delaware limited liability company created by, and resulting from, the division (collectively, the “Division”). Following the Division and in connection with the Offering, our Board of Directors (the “Board”) authorized and approved the A&R LLC Agreement.

The A&R LLC Agreement authorizes two classes of shares, Class A shares and Class B shares representing limited liability company interests in us. Only our Class A shares have economic rights and entitle holders thereof to participate in any dividends the Board may declare. Under the A&R LLC Agreement, the Company is authorized to issue an unlimited number of additional limited liability company interests of any type without the approval of our shareholders, subject to the rules of the New York Stock Exchange. Each holder of a Class A share is entitled to one vote on all matters to be voted on by our shareholders generally. Class B shares are not entitled to participate in any dividends the Board may declare but are entitled to vote on the same basis as the Class A shares. Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the A&R LLC Agreement. We do not intend to list the Class B shares on any stock exchange. As of September 30, 2024, all of our Class B shares are owned by LandBridge Holdings.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

As of September 30, 2024, the Company has the following outstanding shares:

•
17,425,000 Class A shares, and
•
55,726,603 Class B shares

Redemption Rights

Pursuant to the Amended and Restated Limited Liability Company Agreement of OpCo, dated as of July 1, 2024, as amended by Amendment No. 1 thereto, dated effective as of September 30, 2024 (collectively, the “OpCo LLC Agreement”), each holder of an OpCo Unit (other than the Company) (each, a “Redeeming Member”) has the right, subject to certain limitations (the “Redemption Right”), to cause OpCo to acquire all or a portion of its OpCo Units (along with the cancellation of a corresponding number of our Class B shares) for, at OpCo’s election, (x) Class A shares at a redemption ratio of one Class A share for each OpCo Unit redeemed, subject to conversion rate adjustments for equity splits, dividends and reclassifications and other similar transactions (“applicable conversion rate adjustments”) or (y) cash in an amount equal to the Cash Election Amount (as defined in the OpCo LLC Agreement) of such Class A shares. Alternatively, upon the exercise of the Redemption Right, we have the right, pursuant to our Call Right (as defined in the OpCo LLC Agreement), to acquire each tendered OpCo Unit directly from the Redeeming Member for, at our election, (x) one Class A share, subject to applicable conversion rate adjustments, or (y) cash in an amount equal to the Cash Election Amount of such Class A shares. Notwithstanding the foregoing, to the extent a Redeeming Member and its affiliates own at least 40% of the voting power of the Company, (i) OpCo may elect to settle a redemption by such Redeeming Member in cash only to the extent that, prior to or contemporaneously with making such election, the Company issues a number of equity securities at least equal to the number of OpCo Units subject to such redemption and contributes to OpCo an amount in cash equal to the net proceeds received by the Company from the issuance of such equity securities, and (ii) the Company may make a Cash Election (as defined in the OpCo LLC Agreement) in connection with its exercise of its Call Right with respect to a redemption by such Redeeming Member only to the extent that, prior to or contemporaneously with making such election, the Company issues a number of equity securities at least equal to the number of OpCo Units subject to such redemption.

Corporate Reorganization

The transactions described above (altogether, the “Corporate Reorganization”) have been accounted for as a reorganization of entities under common control. As a result, our consolidated financial statements recognize the assets and liabilities in the Corporate Reorganization at their historical carrying amounts, reflected in the historical financial statements of OpCo.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of the Company have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflects all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s annual audited financial statements and accompanying notes for the year ended December 31, 2023, included within the Company’s final prospectus filed with the SEC on June 28, 2024 (the “Prospectus”), pursuant to Rule 424(b) under the Securities Act. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

In these Financial Statements, periods prior to the consummation of the Corporate Reorganization and the Offering reflect the financial statements of OpCo and its subsidiaries. Periods subsequent to the consummation of the Corporate Reorganization and the Offering reflect the financial statements of the consolidated Company, including LandBridge, OpCo and its subsidiaries.

Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

We have determined that the members with equity at risk in OpCo lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OpCo’s economic performance; therefore, OpCo is considered a variable interest entity. As the managing member of OpCo, we operate and control all of the business and affairs of OpCo and also have the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate OpCo.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Financial Statements include the accounts of the Company, OpCo and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Noncontrolling Interest

Our Financial Statements include a noncontrolling interest representing the percentage of OpCo Units not held by us.

Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.

The Company evaluates its estimates and related assumptions regularly, including those related to the fair value measurements of assets acquired and liabilities assumed in a business combination, the collectability of accounts receivable, the assessment of recoverability and useful lives of long-lived assets, including property, plant and equipment, intangible assets, and the valuation of the Incentive Units. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from such estimates.

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

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Refer to Note 6 — Debt for additional information.

Recurring fair value measurements were performed for NDB Incentive Units (defined below) prior to the Division and award modifications (when the incentive units were accounted for as liability awards at NDB LLC), as disclosed in Note 8 — Share-Based Compensation.

During the nine months ended September 30, 2024 and 2023, there were no transfers between the fair value hierarchy levels.

Intangible Assets

Our intangible assets with definite useful lives include water rights and surface use agreements. The amounts are presented at the Company’s cost basis. Such intangible assets with definite lives are amortized on a straight-line basis and assume no residual value.

On March 18, 2024, the Company acquired a surface use agreement as part of an acquisition of land in Lea County, New Mexico. The purchase consideration attributable to the surface use agreement was approximately $0.5 million, which will be amortized over a term of 30 years. Refer to Note 3 — Asset Acquisitions for further information regarding the transaction.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Offering Costs

Offering costs consist of costs related to underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the Offering. These costs are offset against proceeds in the periods following the consummation of the Offering. As of September 30, 2024, the Company had $8.7 million of offering costs included in shareholders’ and member’s equity on the condensed consolidated balance sheets, all of which were paid as of September 30, 2024. Prior to the consummation of the Offering, the costs were deferred. As of December 31, 2023, the Company had $3.7 million of deferred offering costs included in other assets on the condensed consolidated balance sheets, of which $2.0 million were accrued.

Asset Acquisitions

We record asset acquisitions using the cost accumulation model. Under the cost accumulation model of accounting, the cost of the acquisition, including certain transaction costs, are allocated to the assets acquired using relative fair values.

Share-Based Compensation

Incentive Units

The Company accounts for share-based compensation expense for incentive units granted in exchange for employee services.

Prior to the Division, our management and employees participated in an equity-based incentive unit plan, managed by NDB LLC, the direct parent of the Company. The incentive units consisted of time-based awards of profits interests in NDB LLC (the “NDB Incentive Units”).

The NDB Incentive Units represented a substantive class of equity of NDB LLC and were accounted for under Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Features of the NDB Incentive Units included the ability for NDB LLC to repurchase NDB Incentive Units during a 180-day option period, whereby the fair value price was determined as of the termination date, not the repurchase date, which temporarily takes away the rights and risks and rewards of ownership from the NDB Incentive Unit holder during the option period. Under ASC 718, a feature for which the employee could bear the risks, but not gain the rewards, normally associated with equity ownership requires liability classification. NDB LLC classified the NDB Incentive Units as liability awards. The liability related to the NDB Incentive Units was recognized at NDB LLC as the entity responsible for satisfying the obligation. Share-based compensation income or expense pushed down to the Company was recognized as a deemed non-cash contribution to or distribution from member’s equity on the condensed consolidated balance sheets. The share-based compensation income or expense was recognized consistent with NDB LLC’s classification of a liability award resulting in the initial measurement, and subsequent remeasurements, recognized ratably over the vesting period.

At each reporting period, the NDB Incentive Units were remeasured at their fair value, consistent with liability award accounting, using a Monte Carlo Simulation. The Monte Carlo Simulation requires judgment in developing assumptions, which involve numerous variables. These variables include, but are not limited to, the expected unit price volatility over the term of the awards, the expected distribution yield and the expected life of the NDB Incentive Unit. The vested portion of the NDB Incentive Unit liability was allocated pro rata to the Company, and other NDB LLC operating subsidiaries, as general and administrative expense or income on the consolidated statements of operations. The allocation was based on the Company’s share of the aggregate equity value derived in NDB LLC’s business enterprise valuation.

The Company updated its assumptions each reporting period based on new developments and adjusted such amounts to fair value based on revised assumptions, if applicable, over the vesting period. The fair value measurement was based on significant inputs not observable in the market, and thus represented Level 3 inputs within the fair value hierarchy.

The risk-free rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of each award and updated at each balance sheet date for the time period approximating the expected term of such award. The expected distribution yield was based on no previously paid distributions and no intention of paying distributions on the NDB Incentive Units for the foreseeable future.

Due to the Company not having sufficient historical volatility, the Company used the historical volatilities of publicly traded companies that were similar to the Company in size, stage of life cycle and financial leverage.

On July 1, 2024, as a result of the Division, holders of NDB Incentive Units received an identical number of Incentive Units consisting of time-based awards of profits interests in LandBridge Holdings. Following the Division, the Incentive Units held at LandBridge Holdings are the only Incentive Units attributable and allocated to the Company.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Further, as part of the Division, the repurchase feature triggering liability award accounting of the NDB Incentive Units under the Amended and Restated Limited Liability Company Agreement of NDB LLC (the “NDB LLC Agreement”) was amended in connection with the entry into the LandBridge Holdings Limited Liability Company Agreement, dated July 1, 2024 (the “Holdings LLC Agreement”). Features of the Incentive Units include the ability for LandBridge Holdings to repurchase Incentive Units during a 180-day option period, whereby the fair value price is determined as of the repurchase date, which subjects the Incentive Unit holder to the normal rights, risks and rewards of ownership. The repurchase feature is a non-contingent call option as the call becomes effective upon (i) the employee’s termination of employment either by the Company (with or without cause) or (ii) voluntary resignation by employee and it is assured that all employees will eventually terminate. Under ASC 718, a feature for which the employee could bear the risks and rewards normally associated with equity ownership and a non-contingent call option not probable to be exercised within six months requires equity classification. As such, beginning on July 1, 2024, the Incentive Units are no longer required to be remeasured at fair value, as the modification results in equity award classification and accounting. See Note 8 — Share-Based Compensation for additional information related to the modification.

Distributions attributable to Incentive Units are based on returns received by investors of LandBridge Holdings once certain return thresholds have been met. Incentive Units are solely a payment obligation of LandBridge Holdings, and neither the Company nor OpCo has any cash or other obligation to make payments in connection with the Incentive Units.

Restricted Share Units

In connection with the Offering, our Board adopted the LandBridge Company LLC Long Term Incentive Plan (the “LTIP”). The LTIP allows for the grant of options, share appreciation rights (“SARs”), restricted share units (“RSUs”), share awards, dividend equivalents, other share-based awards, cash awards, substitute awards, or any combination thereof.

There are 3,600,000 Class A shares reserved and available for delivery under the LTIP, subject to increase on January 1 of each calendar year by a number of shares equal to the lesser of 5% of the total number of Class A shares and Class B shares outstanding as of December 31 of the immediately preceding calendar year; the number of shares required to bring the total shares available for issuance under the LTIP to 5% of the total number of Class A shares and Class B shares outstanding as of December 31 of the immediately preceding calendar year; or such smaller number of shares as determined by the Board.

RSUs issued to participants are recorded on grant date at fair value. Expense is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award) as either other operating and maintenance expense or general and administrative expense in the consolidated statements of operations. We have elected to account for forfeitures as they occur. Therefore, compensation cost previously recognized for an award that is forfeited because of failure to satisfy a service condition will be reversed in the period of the forfeiture. RSUs include dividend equivalent rights that permit holders of granted but unvested RSUs to receive nonforfeitable distributions alongside common equity holders of the Company as if such RSUs were granted as of the applicable record date for such distribution.

See Note 8 — Share-Based Compensation for additional information.

Earnings (Loss) Per Share Attributable to LandBridge

We use the two-class method in our computation of earnings per share. Our RSUs include dividend equivalent rights that permit holders of granted but unvested RSUs to receive a non-forfeitable cash amount equal in value to dividends paid with respect to a specified number of shares and are contemplated as participating when the Company is in a net income position. These awards participate in dividend equivalents on a basis equivalent to other Class A shares but do not participate in losses.

Basic earnings (loss) per share (“EPS”) of our Class A shares is computed on the basis of the weighted average number of shares outstanding during each period. The diluted EPS of our Class A shares contemplates adjustments to the numerator and the denominator under the if-converted method for the convertible Class B shares. The Company uses the treasury stock method or two-class method when evaluating dilution for RSUs. The more dilutive of the two methods is included in the calculation for diluted EPS.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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
Asset Acquisitions

On March 18, 2024, the Company acquired approximately 11,000 acres of land in Lea County, New Mexico for total purchase consideration of $26.4 million, inclusive of $0.3 million in transaction costs. The purchase consideration was attributed to land value of $25.9 million and intangible asset value of $0.5 million.

On May 10, 2024, the Company acquired approximately 103,000 fee surface acres in the Loving and Winkler Counties, Texas, and Lea County, New Mexico from a private third-party seller, for total purchase consideration of $362.6 million, inclusive of $2.1 million in transaction costs. The purchase consideration was attributed to land value of $361.9 million and other assets of $0.7 million.

On May 10, 2024 the Company acquired approximately 34,000 fee surface acres in Lea County, New Mexico and Andrews County, Texas from the same private third-party seller, for total purchase consideration of $42.2 million, inclusive of $0.3 million in transaction costs. The purchase consideration was all attributed to land value.

4.
Property, Plant and Equipment

As of September 30, 2024 and December 31, 2023, property, plant and equipment, net of accumulated depreciation consisted of the following:

	September 30,	December 31,
	2024	2023
Oil and natural gas properties
Proved	$36,054	$36,054
Unproved	3,057	3,057
Total oil and natural gas properties	39,111	39,111
Land and land improvements	585,555	157,737
Water wells, pipelines, facilities, ponds and related equipment	15,602	15,132
Buildings, vehicles, equipment, furniture and other	3,748	2,594
Construction in progress	156	-
	644,172	214,574
Less: accumulated depreciation and depletion	(16,085)	(11,556)
Total property, plant and equipment, net	$628,087	$203,018

Depreciation and depletion expense was $1.5 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation and depletion expense was $4.5 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

5.
Income Taxes

The Company has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal and state income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdictions in which we operate for the year in which those temporary differences are expected to be recovered or settled. As of September 30, 2024, there is $1.3 million of deferred tax assets included in our condensed consolidated balance sheets.

The Company recorded income tax benefit of $1.1 million and income tax expense of $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded income tax benefit of $0.9 million and income tax expense of $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes. The Company’s interim effective tax rate, inclusive of any discrete items, was 29.1% for the three months ended September 30, 2024. The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the noncontrolling interest adjustment as the income attributable to the noncontrolling interest is pass-through income.

Our predecessor, OpCo, is a Delaware limited liability company treated as a partnership, or, prior to the offering, a disregarded entity for U.S. federal income tax purposes and, therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in our historical financial statements does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during the periods prior to the Offering. OpCo continues to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including the Company, and, except for Texas franchise tax, any taxable income of OpCo is reported in the respective tax returns of its members. OpCo recorded $0.4 million related to its Texas margin tax liability as of both September 30, 2024 and December 31, 2023, which is included within other current liabilities on the condensed consolidated balance sheets.

The Company had no activity or holdings prior to the Offering.

6.
Debt

As of September 30, 2024 and December 31, 2023, our debt consisted of the following:

	September 30,	December 31,
	2024	2023
Term loan	$266,250	$95,000
Revolving credit facility	15,000	35,000
Other	640	494
Total debt	281,890	130,494
Current portion of long-term debt	(35,547)	(20,339)
Unamortized debt issuance costs	(3,913)	(1,812)
Total long-term debt	$242,430	$108,343

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Credit Facilities

On July 3, 2023, the Company entered into a four-year credit agreement providing for (i) a $100.0 million term loan (as amended and as described herein, the “Term Loan”), and (ii) a $50.0 million revolving credit facility (as amended and as described herein, the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). Upon the closing of the Credit Facilities, the Ag Loan (as defined below) was terminated.

On May 10, 2024, the Company entered into a credit agreement amendment (the “Credit Agreement Amendment”), which amended the Credit Facilities to increase the principal amount of the Term Loan to $350.0 million and increase the available capacity of the Revolving Credit Facility to $75.0 million. Following the Credit Agreement Amendment, the Company borrowed approximately $265.0 million under the Term Loan to fund a portion of the purchase price of certain acquisitions permitted by the credit agreement.

Immediately following the Offering, we used approximately $100.0 million of the net proceeds to repay outstanding borrowings under our Credit Facilities.

We may elect for outstanding borrowings under our Credit Facilities to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus 0.10%, or (ii) the base rate, in each case plus an applicable margin. Borrowings under our Credit Facilities accrue interest based on a five-tiered pricing grid tied to our current leverage ratio. The applicable margin ranges from (i) prior to the consummation of the Offering, 3.00% to 4.00% in the case of Term SOFR loans and letter of credit fees, and 2.00% to 3.00% in the case of base rate loans, and commitments fees of 0.50%, and (ii) following consummation of the Offering, 2.75% to 3.75% in the case of Term SOFR loans and letter of credit fees, and 1.75% to 2.75% in the case of base rate loans, and commitment fees range from 0.375% to 0.50%. Interest on all outstanding SOFR loans shall be payable on the last day of each interest period, which may be, at the Company’s election, 1-month, 3-months, or 6-months. Interest on all outstanding base rate loans shall be payable on the first day of each calendar quarter.

Our Credit Facilities are secured by a first priority security interest in substantially all of our assets and the assets of our restricted subsidiaries, which are party to our Credit Facilities as guarantors.

Subject to certain exceptions and materiality qualifiers, our Credit Facilities include certain customary affirmative and negative covenants, which, among other things, restrict our ability and our restricted subsidiaries’ ability, subject to certain exceptions, to incur debt, grant liens, make restricted payments and investments, issue equity, sell or lease assets, dissolve or merge with another entity, enter into transactions with affiliates or restrictive agreements, change our business, prepay debt and amend our organizational documents and material agreements. Our Credit Facilities allow us to make cash dividends to our shareholders so long as (i) no default or event of default exists or would result therefrom, (ii) the pro forma leverage ratio is less than 3.25:1.00 and (iii) pro forma liquidity is at least $10 million.

In addition, we are required to comply with the following financial maintenance covenants: (i) a maximum leverage ratio as of the last day of each fiscal quarter of (a) prior to the consummation of the Offering, no greater than 3.50:1.00 for the period of the last four consecutive fiscal quarters, or (b) following the consummation of the Offering, 4.00:1.00 for the period of the last four consecutive fiscal quarters (subject, in either case, to (x) a 0.50:1.00 leverage step-up for any “qualified acquisition” for the fiscal quarter in which such “qualified acquisition” occurs and the immediately following two fiscal quarters, at the Company’s election, (y) cap of 0.50:1.00 on such step-up regardless of the total number of “qualified acquisitions” and certain other limitations set forth therein, and (z) an additional step up of 0.25 for the second quarter of 2024 in connection with consummation of the East Stateline Acquisition; (ii) a minimum interest coverage ratio of at least 2.75 to 1.00 as of the last day of each fiscal quarter ending on or after the date of the closing of the Offering; and (iii) a minimum debt service coverage ratio of at least 1.25 to 1.00 as of the last day of each fiscal quarter ending prior to the date on which the Offering is consummated.

Our Credit Facilities contain customary events of default, including for our failure and the failure of other loan parties to comply with the various financial, negative and affirmative covenants under our Credit Facilities (subject to the cure provisions set forth therein). During the existence of an event of default (as defined under our Credit Facilities), the agent, with the consent of or at the direction of the requisite lenders thereunder, has a right to, among other available remedies, terminate the commitments and/or declare all outstanding loans and accrued interest and fees under our Credit Facilities to be immediately due and payable.

The Company was in compliance with these covenants as of September 30, 2024.

The principal outstanding amount of the Credit Facilities approximates the estimated fair value because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Term Loan

The Term Loan is subject to quarterly principal amortization payments that are payable on the first day of each quarter. Any principal amounts outstanding on the maturity date, July 3, 2027, become due and payable on such date.

Debt issuance costs associated with the Term Loan consist of fees incurred to secure the financing and are amortized over the life of the loan using the effective interest method. The amortization of these costs totaled $0.4 million and $0.8 million for the three and nine months ended September 30, 2024, and $0.1 million for both the three and nine months ended September 30, 2023, which are included in interest expense, net in the condensed consolidated statements of operations. Net debt issuance costs of $3.9 million and $1.8 million associated with the Term Loan as of September 30, 2024 and December 31, 2023, respectively, are reported as a direct deduction from the carrying amount of the related long-term debt.

For the three and nine months ended September 30, 2024, the Company incurred $6.0 million and $12.9 million, respectively, of interest expense related to the Term Loan and the related weighted average interest rate was 8.56% and 8.49%, respectively. For both the three and nine months ended September 30, 2023, the Company incurred $2.1 million of interest expense related to the Term Loan and the related weighted average interest rate was 8.63%. The accrued interest payable related to the Term Loan was $3.3 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively.

Revolving Credit Facility

The Revolving Credit Facility provides for incremental borrowings up to the revolving commitment of $75.0 million. It also includes an incremental revolving commitment that permits the Company to increase the aggregate amount of the Revolving Credit Facility, subject to the applicable lenders’ willingness to participate and other customary terms and conditions, by an amount not to exceed the sum of (i) $50.0 million plus (ii) the amount of any prior principal repayments of the Term Loan following the closing of the Credit Agreement Amendment (up to $50.0 million). The Revolving Credit Facility provides availability for the issuance of letters of credit on the Company’s behalf in an aggregate amount not to exceed $5.0 million.

Principal amounts borrowed under the Revolving Credit Facility may be repaid from time to time without penalty. Any principal amounts outstanding on the maturity date, July 3, 2027, become due and payable on such date.

The Company also pays a commitment fee to each lender quarterly in arrears on the daily average unused amount of the revolving credit commitment of such lender under the Revolving Credit Facility. For both the three and nine months ended September 30, 2024, the Company paid $0.1 million in commitment fees. For the three and nine months ended September 30, 2023, the Company paid an immaterial amount in commitment fees.

Debt issuance costs associated with the Revolving Credit Facility consist of fees incurred to secure the financing and are amortized over the life of the loan using the effective interest method. The amortization of these costs totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, and $0.1 million for both the three and nine months ended September 30, 2023, which is included in interest expense, net, in the condensed consolidated statements of operations. Short-term debt issuance costs of $0.4 million and $0.3 million associated with the Revolving Credit Facility as of September 30, 2024 and December 31, 2023, respectively, are deferred and presented in prepaid expenses and other current assets on the condensed consolidated balance sheets. Long-term debt issuance costs of $0.7 million and $0.6 million associated with the Revolving Credit Facility as of September 30, 2024 and December 31, 2023, respectively, are deferred and presented in other assets on the condensed consolidated balance sheets.

For the three and nine months ended September 30, 2024, the Company incurred $0.5 million and $2.3 million, respectively, of interest expense related to the Revolving Credit Facility and the related weighted average interest rate was 8.54% and 8.45%, respectively. For the three and nine months ended September 30, 2023, the Company incurred $0.5 million of interest expense related to the Revolving Credit Facility and the related weighted average interest rate was 8.63%. The accrued interest payable related to the Revolving Credit Facility was $0.2 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively.

Ag Loan

On October 14, 2021, the Company entered into a seven-year $65.0 million credit agreement (the “Ag Loan”) with Capital Farm Credit, ACA, as agent for a federal land credit association.

The Ag Loan was terminated on July 3, 2023 in connection with the closing of the Credit Facilities. The Ag Loan was secured by a perfected first-lien security interest in (i) substantially all assets of DBR Inc. (as successor to Hanging H Ranch, Inc.) and its subsidiaries, (ii) substantially all assets of DBR Desert LLC, (iii) the equity interest in DBR REIT LLC held by DBR Land LLC and

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(iv) the equity interest in DBR Inc. held by DBR REIT LLC. The Ag Loan was also guaranteed by DBR REIT LLC, DBR Land LLC and DBR Desert LLC.

For the three and nine months ended September 30, 2023, the Company incurred an immaterial amount and $1.5 million, respectively, of interest expense related to the Ag Loan. The related weighted average interest rate was 5.25% for the three and nine months ended September 30, 2023.

7.
Shareholders’ and Member’s Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the A&R LLC Agreement. To the extent we pay any cash dividends on our Class A shares, under the terms of our organizational documents, Class B shares are not entitled to participate in any dividends our Board may declare.

During the three months ended September 30, 2024, no Class B shares were redeemed for Class A shares.

On November 5, 2024, the Board declared a dividend on our Class A shares of $0.10 per share, payable on December 19, 2024 to shareholders of record as of December 5, 2024.

Member’s Equity

Prior to the Division, NDB LLC held 100% of the limited liability company interests of OpCo. OpCo’s limited liability company interests were generally consistent with ordinary equity ownership interests. Distributions (including liquidating distributions) were to be made to the sole member at a time to be determined by the board of managers. There were no restrictions on distributions. The sole member’s equity account was adjusted for distributions paid to, and additional capital contributions that were made by the sole member. All revenues, costs and expenses of OpCo were allocated to the sole member in accordance with the initial limited liability company agreement of LandBridge Company LLC, dated as of September 27, 2023 (the “Prior LLC Agreement”).

8.
Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense is shown below. Substantially all share-based compensation expense is included in general and administrative expense (income) on the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Incentive Units	$9,830	$(6,933)	$82,402	$(24,434)
Restricted Share Units	1,794	-	1,794	-
Total share-based compensation expense (income)	$11,624	$(6,933)	$84,196	$(24,434)

Incentive Units

Prior to the Division, our management and employees participated in an equity-based incentive unit plan managed by NDB LLC, the direct parent of the Company. The NDB Incentive Units consisted of time-based awards of profits interest in NDB LLC.

On July 1, 2024, as a result of the Division, holders of NDB Incentive Units received an identical number of Incentive Units consisting of time-based awards of profits interest in LandBridge Holdings. Pursuant to the Division, the Incentive Units held at LandBridge Holdings are the only Incentive Units attributable and allocated to the Company.

The Incentive Units received by the NDB Incentive Unit holders in conjunction with the Division were considered a modification of the awards under ASC 718. As aforementioned, the NDB Incentive Units that previously received liability award accounting are now accounted for as equity awards at LandBridge Holdings. In conjunction with the modification, there was no immediate incremental expense recognized as the fair value of the modified equity awards as the modification date was less than the fair value of the liability

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

awards remeasured immediately prior to modification. As of the modification date, the Incentive Units had $24.2 million of unrecognized share-based compensation expense that will be recognized over a weighted average remaining term of 2.0 years.

The Incentive Units were estimated using a Monte Carlo Simulation with the following inputs to determine the modification date fair value:

Share price at 7/1/2024	$22.96
Expected life (in years)	1.5
Risk-free interest rate	4.8%
Dividend yield	0%
Volatility	40% - 225%
Marketability discount	11% - 32%

Incentive Units granted during the period were estimated using a Monte Carlo Simulation with the following inputs at each of the following grant dates:

	7/1/2024	7/18/2024
Share price	$22.96	$28.45
Expected life (in years)	1.5	2.0
Risk-free interest rate	4.8%	4.4%
Dividend yield	0%	0%
Volatility	40% - 225%	40% - 132%
Marketability discount	11% - 32%	12% - 30%

A summary of Incentive Units activity during the nine months ended September 30, 2024 is shown in the following table:

	Incentive Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023(1)	9,992	$3,590
Granted	20,620	3,576
Forfeited	(1,011)	3,457
Outstanding at September 30, 2024(2)	29,601	$5,059

(1) Prior to the Division, incentive units outstanding at December 31, 2023 were the NDB Incentive Units. The per unit amount reflected is the weighted average fair value per unit as of the measurement date as required for liability accounting.

(2) The units outstanding as of September 30, 2024 reflect the effects of the Division and only include the Incentive Units. The grant date fair value per unit amount includes the modification date weighted average per unit fair value of $7,959 per unit.

As of September 30, 2024, remaining unrecognized compensation expense for the Incentive Units was $85.0 million and the weighted average remaining vesting period was approximately 2.6 years.

Included in share-based compensation expense during the three and nine months ended September 30, 2024 is the reversal of an immaterial amount of expense related to employee departures. Share-based compensation expense during the three and nine months ended September 30, 2024, includes $1.2 million of additional expense related to accelerated vesting due to an employee departure. There were no accelerations during the three and nine months ended September 30, 2023.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Restricted Share Units

Under the LTIP, participants were granted RSUs which are subject to graded vesting generally ranging from one to three years. The fair value of the awards is based on our stock price on the date of grant with compensation expense recognized on a straight-line basis over the applicable vesting period.

A summary of RSU activity during the nine months ended September 30, 2024 is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	-	$-
Granted	768,211	31.23
Forfeited	(23,325)	31.16
Vested	-	-
Outstanding at September 30, 2024	744,886	$31.23

As of September 30, 2024, remaining unrecognized compensation expense for the RSUs was $21.5 million and the weighted average remaining vesting period was approximately 2.7 years.

Included in share-based compensation expense during the three and nine months ended September 30, 2024 is the reversal of an immaterial amount of expense related to employee departures. There were no accelerations of expense during the three and nine months ended September 30, 2024 and 2023.

9. Earnings Per Share

The Company’s unvested RSUs are deemed to be participating securities; therefore, the Company will apply the two-class method for the calculation of basic EPS for the Class A shares. Diluted EPS attributable to Class A shares is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.

Class B Shares are considered potentially dilutive shares of Class A shares because they are convertible into Class A shares on a one-for-one basis; therefore, the Company applied the if-converted method for the calculation of diluted EPS for the Class A shares.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

We determined that the presentation of EPS for the period prior to the Offering would not be meaningful due to the significant nature of the Corporate Reorganization on our capital structure. Therefore, EPS information has not been presented for periods prior to the Offering.

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the period from July 1, 2024 to September 30, 2024, which represents the period subsequent to the Offering.

(in thousands, except for share and per share amounts)	Period of July 1 - September 30, 2024
Numerator
Net loss	$(2,756)
Less: Net loss attributable to noncontrolling interest	(5,412)
Net income attributable to LandBridge Company LLC	2,656
Less: Undistributed earnings allocated to participating securities	94
Basic net income attributable to LandBridge Company LLC	$2,562
Plus: Net loss attributable to noncontrolling interest	(5,412)
Plus: Undistributed earnings allocated to participating securities	94
Diluted net loss attributable to shareholders	$(2,756)

Denominator
Basic weighted average shares outstanding	17,425,000
Dilutive Class B shares	55,726,603
Diluted weighted average shares outstanding	73,151,603

Basic net income per share	$0.15
Diluted net loss per share	$(0.04)

Class B shares outstanding as of September 30, 2024 were determined to be dilutive and have been included in the computation of diluted net loss per share. In addition, weighted-average RSUs of 637,877 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive for the three months ended September 30, 2024 and have been excluded from the computation of diluted net loss per share.

10. Related Party Transactions

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statements Location	2024	2023	2024	2023
Revenues - Related Party
Affiliate access agreements	Surface use royalties	$5,627	$1,500	$11,902	$3,274
Affiliate access agreements	Easements and other surface-related revenues	1,465	7	4,224	3,864
Affiliate access agreements	Resource sales	57	139	329	1,627
Affiliate access agreements	Resource royalties	1,472	-	2,579	-
		$8,621	$1,646	$19,034	$8,765

	Financial Statements Location	September 30, 2024	December 31, 2023
Accounts Receivable - Related Party
Affiliate access agreements	Related party receivable	$2,161	$1,037

Accounts Payable - Related Party
Shared services agreement	Related party payable	$504	$453

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Shared Services Agreement

The Company is party to a services agreement with WaterBridge Operating and other affiliates pursuant to which the Company receives common management and general, administrative, overhead and operating services in support of the Company’s operations and development activities. The Company reimburses all fees incurred by WaterBridge Operating or its affiliates for services provided to the Company under the agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting the Company. For shared expenses paid on behalf of the Company, the costs are directly allocated to the Company based on its pro rata share of the expenses. For the three months ended September 30, 2024 and 2023, the Company paid approximately $6.5 million and $1.1 million for the shared services and direct cost reimbursements, respectively. For the nine months ended September 30, 2024 and 2023, the Company paid approximately $8.6 million and $4.0 million for the shared services and direct cost reimbursements, respectively.

Affiliate Facility Access Agreements

The Company is party to facility access and surface use agreements and easements and rights-of-way with NDB LLC and Desert Environmental. Under these agreements, the Company has granted the affiliates certain rights to construct, operate and maintain produced water, brackish water and waste reclamation facilities on our land in the ordinary course of business. These agreements include a standard fee schedule and provision for specified surface use activities. The agreements also include a provision for royalties related to certain specified activities.

Equity Sponsor Services Agreement

Five Point invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the three months ended September 30, 2024 and 2023, the GIS and legal services reimbursements paid were $0.1 million and an immaterial amount, respectively. For the nine months ended September 30, 2024 and 2023, the GIS and legal services reimbursements paid were $0.3 million and $0.1 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had an immaterial amount due to Five Point.

11.
Commitments and Contingencies

Subordination payments

In connection with the October 2021 business acquisition of Hanging H Ranch, Inc., the Company agreed to pay one of the sellers $5.0 million as additional consideration over the next ten years on each anniversary of closing, beginning on October 14, 2022, and in exchange for the additional consideration, such seller agreed to subordinate its rights under a grazing lease to the rights of the Ag Loan lender. Following the retirement of the Ag Loan, the seller’s rights under the grazing lease were no longer subordinated.

On August 8, 2024, the Company entered into an agreement accelerating the remaining subordination payments and terminating the grazing lease for a total consideration of $5.8 million. On August 13, 2024, the existing liability balances on the condensed consolidated balance sheets as of August 8, 2024, consisting of $0.5 million within other current liabilities and $2.7 million within other long-term liabilities, were released. The incremental consideration of $2.6 million was recorded within general and administrative expense (income) on the condensed consolidated statements of operations.

As of December 31, 2023, $0.5 million was reflected within other current liabilities, with nothing reflected as of September 30, 2024 on the condensed consolidated balance sheets. As of December 31, 2023, $2.6 million was reflected within other long-term liabilities, with nothing reflected as of September 30, 2024 on the condensed consolidated balance sheets. These amounts as of December 31, 2023 represented the present value of the total $5.0 million in additional consideration.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Litigation

The Company records liabilities related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. As a result of these uncertainties, any liabilities recorded are based on the best information available at the time. As any new information becomes available, the Company reassesses the potential liability related to pending litigation. As of September 30, 2024 and December 31, 2023, the Company recorded an immaterial amount in liabilities related to any legal matters.

12.
Subsequent Events

The Company has evaluated subsequent events from the date of the balance sheet through November 7, 2024, the date the Financial Statements were available to be issued and determined there are no subsequent events to report outside of the below:

Asset Acquisitions

On November 1, 2024, the Company acquired approximately 1,280 surface acres in Winkler County, Texas, and supply water assets and a related commercial contract from a private, third-party seller for total purchase price of $20.0 million.

Amendment to Credit Facilities

On November 4, 2024, the Company entered into a credit agreement amendment (“Second Credit Agreement Amendment”) to increase the maximum available amount under our Revolving Credit Facility to $100.0 million, increase the principal amount of the Term Loan to $300.0 million, with an additional $75.0 million uncommitted delayed draw term loan, and eliminate the Company’s obligation to make Term Loan amortization payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our Financial Statements and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report. The following discussion contains “forward-looking statements” reflecting our current expectations, future plans, estimates, beliefs and assumptions concerning events and financial trends that may affect our future results of operations, cash flows and financial position. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including certain factors outside our control. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” and in the Prospectus under the heading “Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to publicly update any of these forward-looking statements except as otherwise required by applicable law.

Unless otherwise indicated or required by the context, references to “LandBridge,” the “Company,” “we,” “us,” “our” and like terms refer (i) prior to the consummation of the Corporate Reorganization and the Offering, to OpCo and its subsidiaries, our predecessor for financial reporting purposes, and (ii) subsequent to the consummation of the Corporate Reorganization and the Offering, to LandBridge and its subsidiaries, including OpCo and its subsidiaries. The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Our financial statements have been prepared in accordance with GAAP. The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 included herein, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year.

The historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of us or our predecessor, OpCo, as applicable, and does not give pro forma effect to the East Stateline Acquisition, the Credit Agreement Amendment, the Corporate Reorganization or the Offering. Each of the East Stateline Acquisition, the Credit Agreement Amendment, the Corporate Reorganization and the Offering is reflected in the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” solely from and after its respective completion.

Overview

Land is critical to energy development and production. Access to expansive surface acreage is necessary for oil and natural gas development, solar power generation, power storage, data centers and non-hazardous oilfield reclamation and solid waste facilities. Further, the significant industrial economy that exists to service and support energy development requires access to surface acreage to support those activities. These dynamics drove our acquisition and ownership of approximately 221,000 surface acres in Texas and New Mexico located in and around the Delaware sub-basin of the prolific Permian Basin, which is among the most economic, liquids-rich hydrocarbon resources in the United States. Our strategy is to actively manage our land and resources to support and encourage oil and natural gas development and other land uses that will generate long-term revenue and Free Cash Flow for us and returns to our shareholders.

We take an active approach to the commercial development of our land, seeking to maximize the long-term value of our surface acreage and our resources by identifying and seeking commercial partners looking to invest in developing and operating long-term assets within and beyond the oil and gas value chain on our land. For the three and nine months ended September 30, 2023, we generated $11.5 million and $40.5 million, respectively, of non-oil and gas royalty revenue, or $159 and $562, respectively, per owned surface acre. For the three and nine months ended September 30, 2024, we increased non-oil and gas royalty revenue to $25.6 million and $61.9 million, respectively, or $116 and $409, respectively, per owned surface acre. The three and nine months ended September 30, 2024 include the effects of the Acquisitions beginning on March 18, 2024, in the case of the Lea County Acquisition, and May 10, 2024, in the case of the May 2024 Acquisitions. We measure our revenue divided by our total acreage as a performance metric, which we refer to as “surface use economic efficiency.” Further, we are actively pursuing additional revenue streams beyond the hydrocarbon value chain to maximize utilization of our land and resources. We have entered into, or are currently pursuing, primarily long-term commercial relationships with businesses focused on solar power generation, power storage, cryptocurrency mining and data management, as well as other renewable energy production, among other industries and applications. Similar to the other operations conducted on our land, we expect to enter into surface use or similar agreements with the owners of these projects from which we expect to receive surface use fees and other payments in connection with the utilization of our land, but we do not expect to own or operate such projects or expect to incur significant capital expenditures in connection therewith.

We share a financial sponsor, Five Point, and our management team with WaterBridge. WaterBridge is one of the largest water midstream companies in the United States and operates a large-scale network of pipelines and other infrastructure in the Delaware Basin that, as of September 30, 2024, handles approximately 2.3 million bpd of water associated with oil and natural gas production, with approximately 3.4 million bpd of total handling capacity. WaterBridge operates primarily under long-term agreements with E&P companies to provide critical produced water handling throughout the full life cycle of its customers’ oil and natural gas wells. These relationships provide our shared management team visibility into key areas of oil and natural gas production and long-term trends, which we leverage to encourage and support the development of critical infrastructure on our land and generate additional revenue for us. As of September 30, 2024, WaterBridge has constructed or acquired approximately 0.6 million bpd of water handling capacity on our land, with approximately 1.5 million bpd of permitted capacity available for future development on our land. We receive royalties for each barrel of produced water that WaterBridge handles on our land as well as surface use payments for infrastructure constructed on our land.

Recent Developments

Initial Public Offering

On July 1, 2024, LandBridge closed its initial public offering of 14,500,000 Class A shares at a price to the public of $17.00 per Class A share. In addition, LandBridge granted the underwriters a 30-day option to purchase up to an additional 2,175,000 Class A shares at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full on July 1, 2024. The Class A shares began trading on the New York Stock Exchange under the ticker symbol “LB” on June 28, 2024, and the Offering, including the underwriters’ option, closed on July 1, 2024. In addition to the Class A shares sold in the Offering, LandBridge sold 750,000 Class A shares at a price of $17.00 per Class A share in a concurrent private placement to an accredited investor (the “concurrent private placement”). See “Part II — Other Information — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds — Private Placement” for additional information on the concurrent private placement.

LandBridge received net proceeds from the Offering, including the exercise of the underwriters’ option and the concurrent private placement of approximately $270.9 million, after deducting underwriting discounts and commissions, placement agent fees, and $7.5 million of offering expenses payable by LandBridge (with any additional offering expenses to be paid by LandBridge out of cash on balance sheet). The Company contributed the net proceeds from the Offering to OpCo in exchange for newly issued OpCo Units at a per-unit price equal to the per share price paid by the underwriters for our Class A shares in the Offering. OpCo used the net proceeds from the Offering to repay approximately $100.0 million of the outstanding borrowings under the Credit Facilities and to make a distribution to LandBridge Holdings of approximately $170.9 million.

Corporate Reorganization

Pursuant to a Master Reorganization Agreement, dated July 1, 2024 (the “Master Reorganization Agreement”), among LandBridge, LandBridge Holdings, OpCo, and DBR Land LLC, a Delaware limited liability company, LandBridge and OpCo completed the Corporate Reorganization. As part of the Corporate Reorganization, among other things:

•
LandBridge Holdings was formed and acquired NDB LLC’s interests in OpCo and LandBridge;
•
LandBridge Holdings caused LandBridge to amend and restate its operating agreement;
•
LandBridge Holdings caused OpCo to amend and restate its operating agreement;
•
LandBridge issued 14,500,000 Class A shares pursuant to the Offering;
•
LandBridge contributed all of the net proceeds from the Offering to OpCo in exchange for a number of OpCo Units equal to the number of Class A shares issued in the Offering; and
•
LandBridge Holdings received the cash distribution from OpCo describe above and a number of Class B shares equal to the number of OpCo Units held by it immediately following the Offering.

For more information regarding the Corporate Reorganization and the Master Reorganization Agreement, please see “Corporate Reorganization” in the Prospectus and “Master Reorganization Agreement” in Item 1.01 of our Current Report on Form 8-K filed with the SEC on July 3, 2024, respectively.

Commercial Developments

On November 6, 2024, we entered into a lease development agreement for the development of a data center and related facilities on approximately 2,000 acres of our land in Reeves County, Texas. The counterparty to the agreement is a joint venture between a third-party developer and funds affiliated with our financial sponsor, Five Point Energy LLC. The lease development agreement includes, among other things, a non-refundable $8.0 million deposit due in December 2024 for a two-year site selection and pre-development period. The counterparty is obligated to meet certain timing milestones to maintain its lease, to include the commencement of site development within a two-year period and construction of the data center within a subsequent four-year period. Upon initiation of construction of a data center, the counterparty will make escalating annual lease payments along with additional payments based on net revenue received with respect to the power generation facilities to be located on the leased property. Approval of the lease development agreement and related transactions were referred to an independent Conflicts Committee of the Company’s Board of Directors for approval.

On November 6, 2024, the Company entered into a purchase and sale agreement with a third-party private seller to acquire approximately 5,800 surface acres in Lea County, New Mexico, for a total purchase price of $26.5 million. The transaction is expected to close in the fourth quarter of 2024.

Market Condition and Outlook

Over the last several years, the global economy, and more specifically the oil and natural gas industry, has experienced significant volatility, impacted by the COVID-19 pandemic and recovery, the Russia-Ukraine war and the related sanctions imposed on Russia, as well as the Israel-Hamas conflict and heightened tensions in the Middle East, domestic political uncertainty, the activities of OPEC, a potential economic recession and elevated inflation, interest rates and costs of capital and industry consolidation. More recently, high levels of activity in the Delaware Basin have resulted in labor and supply chain challenges, which has impacted drilling, completion and production activity. This volatility has driven material swings in WTI pricing, which has subsequently impacted development and production decisions of E&P companies.

Despite these challenges, we believe the outlook for the oil and natural gas industry, particularly within the Permian Basin, remains positive. Within the Delaware Basin, the most active sub-region within the Permian Basin, oil production increased at a CAGR of 23% from 2016 through the first half of 2024, while water production increased at a CAGR of 21% during the same period. According to Enverus, as of September 30, 2024, there were 170 active drilling rigs in the Delaware Basin, and further, according to the EIA, oil production in the Permian Basin is expected to average 6.3 million bpd in 2024, which is higher than the average daily production of any prior year in the Permian Basin. The EIA expects this growth to continue into 2025 with the Permian Basin increasing oil production by an additional 230,000 bpd. This drilling activity requires significant build out of related infrastructure in the region and access to surface acreage to support such operations.

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

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2024 include:

•
Revenues of $28.5 million, an increase of 60% as compared to the third quarter of 2023;
•
Net loss of $2.8 million as compared to net income of $16.6 million in the third quarter of 2023;
•
Net loss margin of 10% as compared to net income margin of 93% in the third quarter of 2023;
•
Adjusted EBITDA(1) of $25.0 million, an increase of 62% as compared with the third quarter of 2023;
•
Adjusted EBITDA Margin(1) of 88%, an increase of 1% as compared with the third quarter of 2023;
•
Cash flow from operating activities of $7.5 million, a decrease of 54% as compared to the third quarter of 2023;
•
Free Cash Flow(1) of $7.1 million, a decrease of 55% as compared to the third quarter of 2023;
•
Operating cash flow margin of 26%, a decrease of 65% as compared to the third quarter of 2023; and
•
Free Cash Flow Margin(1) of 25%, a decrease of 65% as compared to the third quarter 2023;

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

Net loss and net loss margin for the third quarter of 2024 include non-cash share-based compensation expense of $11.6 million, of which $1.8 million is attributable to RSUs issued by the Company and $9.8 million is attributable to Incentive Units issued by LandBridge Holdings. Net income and net income margin for the third quarter of 2023 include non-cash share-based compensation income of $6.9 million attributable to the NDB Incentive Units. Subsequent to the Offering, any actual cash expense associated with such Incentive Units is borne solely by LandBridge Holdings and not the Company. Distributions attributable to Incentive Units are based on returns received by investors of LandBridge Holdings once certain return threshold have been met and are neither an obligation of the Company nor taken into consideration for distributions to investors in the Company. See Note 2 — Summary of Significant Accounting Policies and Note 8 — Share-Based Compensation to our unaudited condensed consolidated financial statements for additional information regarding Incentive Units.

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

Surface Use Royalties and Revenues

Surface Use Royalties. We enter into SURAs and certain overarching SUAs with operators that require royalty payments to us based on a percentage of the customer’s gross revenues derived from use of our land and/or volumetric use of infrastructure installed on our land in exchange for rights of use of our land. Our SURAs typically obligate the operator to meter its volumetric utilization of infrastructure installed on our land and to include a report of such utilization for our review along with its periodic payment. Royalties we receive from operations under our SURAs include produced water transportation and handling operations, skim oil recovery and produced water throughput and waste reclamation. Our SURAs generally have terms ranging from a minimum of five years to 10 years and impose only nominal obligations on us. As of September 30, 2024: (i) produced water royalties under our SURAs ranged from $0.10 per barrel to $0.25 per barrel; and (ii) skim oil royalties under our SURAs ranged from 15% to 50% of net proceeds. However, the terms of our SURAs are negotiated on a customer-by-customer basis. Our SURAs typically do not include minimum purchase or use commitments by our customers but do generally provide for automatic renewal-based increases in royalties that are tied to the Consumer Price Index (“CPI”) or are negotiated on a case-by-case basis, depending on a number of factors, such as general economic conditions, the surface use of our land, competitor pricing and/or customer specific considerations. Our contractual provisions providing for inflation escalators are generally based on CPI or a specified fixed percentage, which may limit the amount of any single pricing increase. Such provisions may also vary as to the commencement date of such increases and the timing and calculation of the applicable adjustment based on the term of the agreement or particular use of our land. Our SURAs generally include standard provisions relating to maintenance by our customers of insurance of specified types and amounts, environmental, health and safety covenants and indemnification of us for the unauthorized use of hazardous material or environmental claims.

Easements and other surface-related income. SUAs permit operators to install drilling sites, pipelines, roadways, electric lines and other facilities and equipment on land owned by us. We typically receive a per-rod or per-acre fee when the contract is executed, based on the aggregate amount of our land that is utilized under such SUA, and we often receive additional fees at the beginning of each renewal period or on a monthly or annual basis. Such agreements typically include pre-defined terms for fees that we will receive for our customers’ development and use of drilling sites, new and existing roads, pipeline easements and electric transmission easements. Our SUAs generally require our customers to use the resources from our land, such as brackish water and sand, for their operations on our land, for which we receive our customary fees. Our SUAs generally have terms ranging from a minimum of five years to 10 years, with early termination rights for non-use over a pre-determined period of time, typically 12 to 18 months. Beyond making our land available in accordance with our SUAs, our SUAs impose only nominal obligations on us. As of September 30, 2024: (i) standard pipeline easements ranged from $20 per rod to $450 per rod based, in part, on the diameter of the pipeline and the easement term; (ii) road easements for new roads ranged from $75 per rod to $150 per rod based, in part, on the easement term; (iii) utility line easements ranged from $20 per rod to $150 per rod based, in part, on capacity and width of the utility line and the easement term; and (iv) well pads ranged from $7,000 per acre to $12,000 per acre. However, the terms of our SUAs are negotiated on a customer-by-customer basis. Our SUAs typically do not include minimum commitments with respect to the type and amount of infrastructure to be installed on our property or the amount of revenue to be received by us, but do generally provide for automatic renewal-based increases in royalties that are tied to the CPI or negotiated on a case-by-case basis, depending on a number of factors, such as general economic conditions, the surface use of our land, competitor pricing and/or customer specific considerations. Our contractual provisions providing for inflation escalators are generally based on CPI or a specified fixed percentage, which may limit the amount of any single pricing increase. Such provisions may also vary as to the commencement date of such increases and the timing and calculation of the applicable adjustment based on the term of the agreement or particular use of our land. Our SUAs generally include standard provisions relating to maintenance by our customers of insurance of specified types and amounts, environmental, health and safety covenants and indemnification of us for environmental claims.

Resource Sales and Royalties

Resource Sales. Resource sales generally include brackish water to be used primarily in well completions in exchange for a per barrel fee, which is negotiated and varies depending on the destination of the brackish water. We have strong relationships with, and contractual commitments from, many of the E&P companies in the Stateline Position. Additionally, the immediate proximity of our Stateline Position to the Texas-New Mexico state border provides us the ability to deliver brackish water volumes into the otherwise constrained market in New Mexico. Similarly, our customers buy other surface composite materials from us for the construction of access roads and well pads for which we receive a fixed-fee per cubic yard extracted from our surface acreage. Our agreements related to the sale of resources generally have terms ranging from a minimum of five years to 10 years, with early termination rights for non-use over a pre-determined period of time, typically 12 to 18 months. As of September 30, 2024: (i) per barrel prices for brackish water sold to third parties on a spot basis ranged from $0.50 to $1.10; (ii) per barrel prices for brackish water sold to oil and gas producers ranged from $0.35 to $0.95; (iii) per barrel prices for brackish water sold to resellers for delivery into New Mexico ranged from $0.15 to $0.35; and (iv) prices for caliche ranged from $5 per cubic yard to $10 per cubic yard. Such agreements may include certain exclusivity rights, such as the exclusive right to require the purchase of the subject resource for any operations on our land, and may include minimum commitments that are negotiated on a case-by-case basis, taking into account the amount of activity on our land, the specific use of our land and any resultant production thereon, among other things. These agreements typically provide rights to monitor activities on our land and contain standard provisions relating to confidentiality, indemnification of us for environmental claims and maintenance of insurance of specified types and amounts.

Resource Royalties. We lease our surface acreage to customers to construct and operate at their expense brackish water wells and sand mines to provide in-basin water and sand for use in oil and natural gas completion operations. Such customers hold the exclusive right to the water and sand they extract from the leased surface acreage and may be required to make minimum royalty payments as a result. The agreements pursuant to which we receive resource royalties have varying primary terms of at least one year, and contain rights for renewal so long as the customer continues to operate on our land. We typically receive a fee when the contract is executed and a fixed royalty per barrel of water or ton of sand extracted. In situations where our customers do not operate brackish water wells on our surface but require the use of water for their operations, they generally must acquire such water from us for our customary fee. Such fees are negotiated on a case-by-case basis, depending on a number of factors, such as general economic conditions, the type of resources extracted, the amount of use expected to be made of our land or the amount of resources to be produced and/or extracted, competitor pricing and/or customer specific considerations. As of September 30, 2024, resource royalties received per ton of sand extracted ranged from $2.00 to $3.00, subject to certain minimum payment obligations, and resource royalties received per barrel of brackish water extracted ranged from $0.15 to $0.40. These leases generally do not impose minimum production requirements on our customers. These lease agreements contain standard provisions relating to confidentiality, indemnification of us for the unauthorized use of hazardous material or environmental claims and maintenance of insurance of specified types and amounts.

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

We expect our fee-based revenues to grow over time relative to our oil and gas royalties. While our focus is on fee-based arrangements, our oil and gas royalties fluctuate with market prices for oil and natural gas. The following table presents the amount and relative percentage of each component of our revenues for the following periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount ($)%		Amount ($)%		Amount ($)%		Amount ($)%
Surface use royalties and revenues
Surface use royalties	$9,854	34.6%	$3,193	18.0%	$21,031	28.6%	$8,590	15.5%
Easements and other surface-related revenues	6,641	23.3%	2,316	13.0%	19,242	26.2%	9,526	17.2%
Resource sales and royalties
Resource sales	4,931	17.3%	4,329	24.3%	12,237	16.7%	17,534	31.6%
Resource royalties	4,158	14.6%	1,638	9.2%	9,382	12.8%	4,810	8.7%
Oil and gas royalties	2,903	10.2%	6,323	35.5%	11,563	15.7%	14,948	27.0%
Total revenue	$28,487	100.0%	$17,799	100.0%	$73,455	100.0%	$55,408	100.0%

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

Prior to the Offering, share-based compensation expense only included expense allocated to us for NDB LLC’s Incentive Unit plan. The NDB Incentive Unit awards were classified as liability awards by NDB LLC and required periodic remeasurement. On July 1, 2024, in accordance with the Division, the holders of the NDB Incentive Units were issued an identical number of Incentive Units at LandBridge Holdings. As of the date of the Division, the Incentive Units held at LandBridge Holdings are the only incentive units attributable and allocated to the Company. The Incentive Units are accounted for as a modification and have been transitioned to equity award accounting and, as such, do not require periodic remeasurements. The share-based compensation for the Incentive Units is fully allocated to the noncontrolling interest as the contractual obligation to satisfy the Incentive Units exists at LandBridge Holdings. Subsequent to the Offering, any actual cash expense associated with such Incentive Units is borne solely by LandBridge Holdings and not the Company.

In connection with the Offering, our Board adopted the LTIP. The LTIP allows for the grant of options, SARs, RSUs, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards or any combination thereof. Under the LTIP, participants have been granted RSUs. Share-based compensation associated with RSUs is allocated between the Company and the noncontrolling interest based on relative ownership. Substantially all share-based compensation is included in general and administrative expense (income) with an immaterial amount included in other operating and maintenance expense on the unaudited condensed statements of operations prior to allocation to the noncontrolling interest. See Note 8 — Share-Based Compensation to our unaudited condensed consolidated financial statements for additional information regarding share-based compensation.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to assess the performance of our business.

Revenue

Revenue is a key performance metric of our company. We analyze realized monthly, quarterly and annual revenues and compare the results against our internal projections and budgets. Results are used to validate, or when applicable update, existing assumptions on macroeconomic drivers of our business, contractual mix driving average unit-level revenues and E&P customer development activity and commodity pricing, absent the impact of our operating costs.

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

Factors Affecting the Comparability of Our Results of Operations

In this Quarterly Report, we present our historical results of operations for the three and nine months ended September 30, 2024 and 2023. Our future results of operations will not be directly comparable to the historical results of operations of our predecessor for the periods presented as a result of the significant growth of our business and new contracting activity completed during each year of our operation, which are not reflected in our operating results until such contracting activity has been completed. We have also experienced additional significant growth in our business following the completion of the Acquisitions, resulting in our future results of operations for periods following the consummation of such Acquisitions to not be directly comparable with our historical results.

Public Company Costs

As a result of the Offering, we incurred incremental, non-recurring costs related to our transition to a publicly traded and taxable entity, including the costs of the Offering and the costs associated with the initial implementation of our Sarbanes-Oxley Act internal controls and testing. We have incurred and expect to continue to incur additional significant and recurring expenses as a publicly traded company, including costs associated with SEC reporting and compliance requirements, consisting of the preparation and filing of annual and quarterly reports, registrar and transfer agent fees, national stock exchange fees, audit fees, legal fees, investor relations expenses, incremental director and officer liability insurance costs and director and officer compensation expenses. These expenses are not included in our results of operations prior to the Offering. Additionally, we have hired additional employees and consultants, including accounting and legal personnel, in order to comply with the requirements of being a publicly traded company.

Corporate Reorganization

We were formed to serve as the issuer in the Offering and have no previous operations, assets or liabilities. The historical consolidated financial statements included in this Quarterly Report are based on the financial statements of our accounting predecessor, OpCo, prior to the Corporate Reorganization in connection with the Offering. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the Corporate Reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be. See “— Recent Developments — Corporate Reorganization.”

Long-Term Incentive Plan

In order to incentivize individuals providing services to us or our affiliates, our Board adopted a long-term incentive plan (“LTIP”) for employees and directors. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including our directors, may be eligible to receive awards under the LTIP at the discretion of our Board or a committee thereof, as applicable. The LTIP provides for the grant, from time to time, at the discretion of our Board, or a committee thereof, of options, share appreciation rights, restricted shares, restricted share units, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards and performance awards intended to align the interests of employees, directors and service providers with those of our shareholders. As such, our historical financial data may not present an accurate indication of what our actual results would have been if we had implemented the LTIP program prior to the periods presented within.

Acquisitions

In the first half of 2024, we acquired approximately 150,000 surface acres through the consummation of the Acquisitions, which will impact the comparability of our results of operations. See Note 3 — Asset Acquisitions within the notes to our unaudited condensed consolidated financial statements for further information with respect to the Acquisitions. We expect to pursue opportunistic future land acquisitions that compliment or expand our current land position, which may impact the comparability of our results.

Credit Facility

On July 3, 2023, we entered into our credit facility which initially provided for (i) a four-year $100.0 million term loan facility (“Term Loan”) and (ii) a four-year $50.0 million revolving credit facility (“Revolving Credit Facility”), each of which matures on July 3, 2027. In connection with entering into our credit facility, we borrowed $100.0 million under the Term Loan and borrowed $25.0 million under the Revolving Credit Facility. Net proceeds from these borrowings were used to repay the $49.4 million outstanding under our prior credit facility, and to make a distribution of $72.9 million to NDB LLC. On May 10, 2024, in order to fund a portion of the purchase price for each of the Acquisitions, we entered into the Credit Agreement Amendment, which amended the credit facility. Among other things, the Credit Agreement Amendment increased the four-year Term Loan to $350.0 million and the four-year Revolving Credit Facility to $75.0 million. Following our entry into the Credit Agreement Amendment, we borrowed $265.0 million under our credit facility to fund a portion of the purchase price of each of the Acquisitions. On November 4, 2024, we entered into the Second Credit Agreement Amendment to increase the maximum available amount under our Revolving Credit Facility to $100.0 million, increase the principal amount of the Term Loan to $300.0 million, with an additional $75.0 million uncommitted delayed draw term loan, and eliminate the Company’s obligation to make Term Loan amortization payments. Our credit facility is secured by a first-priority lien on substantially all assets and guaranteed by us and our subsidiaries. See “—Liquidity and Capital Resources—Debt Instruments—Credit Facility” for more information.

Income Taxes

Prior to the Offering, OpCo and its subsidiaries were primarily entities that were treated as partnerships or disregarded entities for federal income tax purposes but were subject to certain minimal Texas franchise taxes. One of our subsidiaries is a qualified REIT for federal income tax purposes. There is no tax imposed on a REIT as long as the REIT complies with the applicable tax rules and avails itself of the opportunity to reduce its taxable income through distributions. A REIT must comply with a number of organizational and operational requirements, including a requirement that it must pay at least 90% of its taxable income to shareholders.

As a result of our predominately non-taxable structure historically, income taxes on taxable income or losses realized by our predecessor, OpCo, were generally the obligation of the individual members or partners. Accordingly, the financial data attributable to our predecessor, OpCo, contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than margin tax in the State of Texas). Following consummation of the Offering, although we are a limited liability company, we have elected to be taxed as a corporation and are subject to U.S. federal, state and local income taxes on our allocable share of the income and loss of OpCo.

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023
	(In thousands)
Revenues:
Surface use royalties	$9,854	$3,193
Easements and other surface-related revenues	6,641	2,316
Resource sales	4,931	4,329
Oil and gas royalties	2,903	6,323
Resource royalties	4,158	1,638
Total revenues	28,487	17,799

Resource sales-related expense	423	1,003
Other operating and maintenance expense	708	701
General and administrative expense (income)	22,131	(5,571)
Depreciation, depletion, amortization and accretion	2,038	2,562
Operating income	3,187	19,104

Interest expense, net	7,071	2,893
Other income, net	-	(526)
(Loss) income from operations before taxes	(3,884)	16,737
Income tax (benefit) expense	(1,128)	104
Net (loss) income	$(2,756)	$16,633

Total revenues. Total revenues increased by $10.7 million, or 60%, to $28.5 million for the three months ended September 30, 2024, as compared to $17.8 million for the three months ended September 30, 2023. The increase was primarily attributable to increased surface use royalties of $6.7 million, easements and other surface-related revenues of $4.3 million, resource royalties of $2.5 million and resource sales of $0.6 million, partially offset by decreased oil and gas royalties of $3.4 million. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $6.7 million, or 209%, to $9.9 million for the three months ended September 30, 2024, as compared to $3.2 million for the three months ended September 30, 2023. The increase was primarily attributable to increased produced water handling and associated skim oil royalties of $6.3 million and industrial waste handling royalties of $0.2 million on our surface for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $4.3 million, or 187%, to $6.6 million for the three months ended September 30, 2024, as compared to $2.3 million for the three months ended September 30, 2023. The increase was primarily attributable to oil and gas transportation and gathering pipelines and produced water handling infrastructure of $3.4 million and other surface and subsurface easements of $0.8 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Resource sales. Resource sales increased by $0.6 million, or 14%, to $4.9 million for the three months ended September 30, 2024, as compared to $4.3 million for the three months ended September 30, 2023. The increase was primarily attributable to an increase in brackish water sales volume by 0.7 million barrels, or 9%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, while the unit price per barrel of brackish water sold remained flat. The brackish water sales volume increase is primarily due to the timing of customer demand in the areas surrounding our surface acreage, primarily upstream drilling and completion operations.

Oil and gas royalties. Oil and gas royalties decreased by $3.4 million, or 54%, to $2.9 million for the three months ended September 30, 2024, as compared to $6.3 million for the three months ended September 30, 2023, which consists of decreased royalty income of $3.3 million and lower mineral lease income of $0.1 million. The decrease in mineral lease income is attributable to an immaterial adjustment to a mineral lease during the three months ended September 30, 2024, as compared to no activity during the three months ended September 30, 2023. The table below provides operational and financial data by oil and gas royalty stream for the periods indicated.

	Three Months Ended September 30,
	2024	2023
Net royalty volumes:
Oil (MBbls)	35	65
Natural Gas (MMcf)	179	229
NGL (MBbls)	18	30
Equivalents (MBoe)	83	133
Equivalents (MBoe/d)	0.9	1.5

Oil and gas royalties (in thousands):
Oil royalties	$2,574	$5,145
Natural gas royalties	79	653
NGL royalties	361	525
Oil and gas royalties	3,014	6,323
Mineral lease income	$(111)	-
Total oil and gas royalties	$2,903	$6,323

Realized prices
Oil ($/Bbl)	$73.54	$79.15
Natural gas ($/Mcf)	$0.44	$2.85
NGL ($/Bbl)	$20.06	$17.50
Equivalents ($/Boe)	$36.31	$47.54

Resource royalties. Resource royalties increased by $2.5 million, or 156%, to $4.2 million for the three months ended September 30, 2024, as compared to $1.6 million for the three months ended September 30, 2023. The increase was attributable to brackish water royalties in connection with the East Stateline Ranch acquisition of $2.5 million and increased sand mine volumes of $0.1 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Resource sales-related expense. Resource sales related expense decreased by $0.6 million, or 60%, to $0.4 million for the three months ended September 30, 2024, as compared to $1.0 million for the three months ended September 30, 2023. The decrease was primarily attributable to lower utility expenses due to installation and connection to overhead electric infrastructure and lower water well repairs and maintenance for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

General and administrative expense (income). General and administrative expense (income), excluding share-based compensation expense, increased by $9.1 million, or 650%, to $10.5 million for the three months ended September 30, 2024, as compared to $1.4 million for the three months ended September 30, 2023. The increase was primarily attributable to Offering-related employee bonuses of $5.0 million, a contract termination payment of $2.6 million and higher professional services fees and other non-capitalizable expenses associated with transitioning to a publicly traded company of $1.3 million.

General and administrative expense (income), inclusive of share-based compensation, increased by $27.7 million, or 495%, to $22.1 million for the three months ended September 30, 2024, as compared to income of $5.6 million for the three months ended September 30, 2023. The increase was attributable to the change in share-based compensation expense of $18.5 million and increased cash expenses noted above. The share-based compensation is comprised of an increase related to the Incentive Units of $16.7 million and $1.8 million related to the issuance of RSUs issued during the three months ended September 30, 2024. The Incentive Units expense increase is primarily due to new issuances and post-modification equity award accounting amortization resulting in expense of $9.8 million for the three months ended September 30, 2024, as compared to income of $6.9 million for the three months ended September 30, 2023 due to the remeasurement of the NDB Incentive Units. See Note 8 — Share-Based Compensation within the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion decreased by $0.6 million, or 23%, to $2.0 million for the three months ended September 30, 2024, as compared to $2.6 million for the three months ended September 30, 2023. The decrease was primarily attributable to lower depletion expense of $0.6 million due to a natural decline in oil and gas production with minimal oil and gas royalty development activities during 2024.

Interest expense, net. Interest expense, net, increased by $4.2 million, or 145%, to $7.1 million for the three months ended September 30, 2024, as compared to $2.9 million for the three months ended September 30, 2023. The increase was primarily attributable to additional borrowings under our Credit Facilities during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. See “— Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Revenues:
Surface use royalties	$21,031	$8,590
Easements and other surface-related revenues	19,242	9,526
Resource sales	12,237	17,534
Oil and gas royalties	11,563	14,948
Resource royalties	9,382	4,810
Total revenues	73,455	55,408

Resource sales-related expense	1,739	3,081
Other operating and maintenance expense	1,837	1,956
General and administrative expense (income)	98,114	(20,610)
Depreciation, depletion, amortization and accretion	6,294	6,396
Operating (loss) income	(34,529)	64,585

Interest expense, net	16,235	4,173
Other income	(241)	(541)
(Loss) income from operations before taxes	(50,523)	60,953
Income tax (benefit) expense	(890)	303
Net (loss) income	$(49,633)	$60,650

Total revenues. Total revenues increased by $18.1 million, or 33%, to $73.5 million for the nine months ended September 30, 2024, as compared to $55.4 million for the nine months ended September 30, 2023. The increase was comprised of an increase in surface use royalties of $12.4 million, easements and other surface-related revenues of $9.7 million and resource royalties of $4.6 million, partially offset by decreased resource sales of $5.3 million and oil and gas royalties of $3.3 million. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $12.4 million, or 144%, to $21.0 million for the nine months ended September 30, 2024, as compared to $8.6 million for the nine months ended September 30, 2023. The increase was primarily attributable to increased produced water handling and associated skim oil royalties of $11.8 million and industrial waste handling royalties of $0.5 million on our surface for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $9.7 million, or 102%, to $19.2 million for the nine months ended September 30, 2024, as compared to $9.5 million for the nine months ended September 30, 2023. The increase was primarily attributable to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $7.6 million and $2.1 million in other surface easements for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Resource sales. Resource sales decreased by $5.3 million, or 30%, to $12.2 million for the nine months ended September 30, 2024, as compared to $17.5 million for the nine months ended September 30, 2023. Brackish water sales volume decreased by 7.7 million barrels, or 22%, to 27.8 million barrels for the nine months ended September 30, 2024, as compared to 35.5 million barrels for the nine months ended September 30, 2023. Additionally, the per unit sales price decreased by approximately 15%. The brackish water sales volume decrease is primarily due to the timing of customer demand in the areas surrounding our surface acreage, primarily upstream drilling and completion operations. Lower unit sales rates are driven by the customer contract mix for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Oil and gas royalties. Oil and gas royalties decreased by $3.3 million, or 22%, to $11.6 million for the nine months ended September 30, 2024, as compared to $14.9 million for the nine months ended September 30, 2023, which consists of decreased royalty income of $3.0 million offset by lower mineral lease income of $0.3 million. Mineral lease income decreased $0.3 million, primarily attributable to fewer net mineral acres leased during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The table below provides operational and financial data by oil and gas royalty stream for the periods indicated.

	Nine Months Ended September 30,
	2024	2023
Net royalty volumes:
Oil (MBbls)	123	163
Natural Gas (MMcf)	534	482
NGL (MBbls)	55	47
Equivalents (MBoe)	267	290
Equivalents (MBoe/d)	1.0	1.1

Oil and gas royalties (in thousands):
Oil royalties	$9,460	$12,188
Natural gas royalties	554	1,221
NGL royalties	1,142	879
Oil and gas royalties	11,156	14,288
Mineral lease income	$407	660
Total oil and gas royalties	$11,563	$14,948

Realized prices
Oil ($/Bbl)	$76.91	$74.77
Natural gas ($/Mcf)	$1.04	$2.53
NGL ($/Bbl)	$20.76	$18.70
Equivalents ($/Boe)	$41.78	$49.27

Resource royalties. Resource royalties increased by $4.6 million, or 96%, to $9.4 million for the nine months ended September 30, 2024, as compared to $4.8 million for the nine months ended September 30, 2023. The increase was primarily attributable to brackish water royalties in connection with the East Stateline Ranch acquisition of $3.6 million and an increase attributable to sand mine royalty rates of $0.5 million and sand mine volumes of $0.4 million.

Resource sales-related expense. Resource sales-related expense decreased by $1.4 million, or 45%, to $1.7 million for the nine months ended September 30, 2024, as compared to $3.1 million for the nine months ended September 30, 2023. The decrease was primarily attributable to lower utility expenses and purchase of third-party water and transfer costs associated with sales of brackish water driven by the lower volumes sold during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Other operating and maintenance expense. Other operating and maintenance expense decreased by $0.2 million, or 10%, to $1.8 million for the nine months ended September 30, 2024, as compared to $2.0 million for the nine months ended September 30, 2023. The decrease was primarily attributable to lower production taxes on oil and gas royalties due to decreased oil and gas royalty income for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

General and administrative expense (income). General and administrative expense (income), excluding share-based compensation expense, increased by $10.2 million, or 268%, to $14.0 million for the nine months ended September 30, 2024, as compared to $3.8 million for the nine months ended September 30, 2023. The increase was primarily attributable to Offering-related employee bonuses of $5.0 million, a contract termination payment of $2.6 million, higher professional services fees and other non-capitalizable expenses associated with transitioning to a publicly traded company of $1.3 million, professional services fees primarily associated with amending the Company’s Credit Facilities in conjunction with acquisition-related activities and entity restructuring of $0.7 million and $0.3 million in increased corporate shared services allocation from WaterBridge.

General and administrative expense (income), inclusive of share-based compensation, increased by $118.7 million, or 576%, to expense of $98.1 million for the nine months ended September 30, 2024, as compared to income of $20.6 million for the nine months ended September 30, 2023. The increase was attributable to the change in share-based compensation expense of $108.5 million and increased cash expenses noted above. The share-based compensation is comprised of an increase related to the Incentive Units of $106.8 million and $1.8 million related to the issuance of RSUs. The Incentive Units expense increase is primarily due to the periodic remeasurements of NDB Incentive Units prior to the Division of $72.6 million when the awards were accounted for as liability awards at NDB LLC and new issuances and post-modification equity award accounting amortization of $9.8 million for the nine months ended September 30, 2024, as compared to income of $24.4 million due to remeasurement of the NDB Incentive Units for the nine months ended September 30, 2023. See Note 8 — Share-Based Compensation within the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion decreased by $0.1 million, or 2%, to $6.3 million for the nine months ended September 30, 2024, as compared to $6.4 million for the nine months ended September 30, 2023. The decrease was primarily attributable to lower depletion expense of $0.2 million due to a natural decline in oil and gas production with minimal oil and gas royalty development activities during 2024 partially offset by higher depreciation expense of $0.1 million related to capital expenditures associated with brackish water supply infrastructure.

Interest expense, net. Interest expense, net, increased by $12.0 million, or 286%, to $16.2 million for the nine months ended September 30, 2024, as compared to $4.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to additional principal borrowings under our Credit Facilities during the nine months ended September 30, 2024, as compared to borrowings under our then-existing debt instruments for the nine months ended September 30, 2023. See “— Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net (loss) income	$(2,756)	$16,633	$(49,633)	$60,650
Adjustments:
Depreciation, depletion, amortization and accretion	2,038	2,562	6,294	6,396
Interest expense, net	7,071	2,893	16,235	4,173
Income tax (benefit) expense	(1,128)	104	(890)	303
EBITDA	5,225	22,192	(27,994)	71,522
Adjustments:
Share-based compensation - Incentive Units (1)	9,830	(6,933)	82,402	(24,434)
Share-based compensation - RSUs	1,794	-	1,794	-
Transaction-related expenses (2)	351	141	1,266	497
Non-recurring expenses (3)	7,825	-	7,825	-
Other	(13)	-	37	(6)
Adjusted EBITDA	$25,012	$15,400	$65,330	$47,579
Net (loss) income margin	(10%)	93%	(68%)	109%
Adjusted EBITDA Margin	88%	87%	89%	86%
(1)
Share-based compensation - Incentive Units for the three and nine months ended September 30, 2024, consists of $9.8 million related to the Incentive Units, and $72.6 million related to the NDB Incentive Units, and $9.8 million related to the Incentive Units, respectively. Share-based compensation - Incentive Units for the three and nine months ended September 30, 2023, consists only of the NDB Incentive Units. NDB Incentive Units were liability awards resulting in periodic fair value remeasurement prior to the Division. Subsequent to the Offering, any actual cash expense associated with such Incentive Units is borne solely by LandBridge Holdings and not the Company. Distributions attributable to Incentive Units are based on returns received by investors of LandBridge Holdings once certain return thresholds have been met and are neither an obligation of the Company nor taken into consideration for distributions to investors in the Company.
(2)
Transaction-related expenses consist of non-capitalizable transaction costs associated with both completed or attempted acquisitions, debt amendments, entity structuring and non-capitalizable Offering-related charges.
(3)
Non-recurring expenses consist primarily of $5.0 million in Offering-related employee bonuses and $2.6 million related to a contract termination payment.

Free Cash Flow and Free Cash Flow Margin

The following table sets forth a reconciliation of cash flows from operating activities determined in accordance with GAAP to Free Cash Flow and Free Cash Flow Margin, respectively, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net cash provided by operating activities	$7,450	$16,209	$40,708	$40,559
Net cash used in investing activities	(1,053)	(234)	(432,021)	(2,623)
Cash provided by (used in) operating and investing activities	6,397	15,975	(391,313)	37,936
Adjustments:
Acquisitions	750	-	431,260	-
Proceeds from disposal of assets	-	-	-	(11)
Free Cash Flow	$7,147	$15,975	$39,947	$37,925
Operating cash flow margin (1)	26%	91%	55%	73%
Free Cash Flow Margin	25%	90%	54%	68%
(1)
Operating cash flow data is calculated by dividing net cash provided by operating activities by total revenue.

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity have been capital contributions from NDB LLC, cash flows from operating activities and borrowings under our debt instruments. Following the completion of the Offering, our primary sources of liquidity are cash flows from operating activities and, if required, proceeds from borrowings under our Credit Facilities. Our primary liquidity and capital requirements will be for our operating expenses, servicing of our debt, the payment of dividends to our shareholders, general company needs and investing in our business, including the potential acquisition of additional surface acreage, such as the Acquisitions. We believe that we are able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs for the foreseeable short-term and long-term future through cash on hand and cash flows from our operating activities. Although we believe that we will be able to fully fund our ongoing capital expenditures, working capital requirements and other capital needs for the foreseeable future through cash on hand and cash flows from our operating activities, we may choose to use borrowings under our credit facility to finance our operating and investing activities. See “— Debt Instruments — Credit Facility.”

We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our target liquidity and capital requirements. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase, our cash flows and liquidity could be reduced and we could be required to seek alternative financing sources. As of September 30, 2024, we had a working capital deficit, defined as current assets less current liabilities, of $11.7 million and we had cash and cash equivalents of $14.4 million. As of December 31, 2023, we had working capital of $25.2 million and cash and cash equivalents of $37.8 million.

Cash Flow

The following tables summarizes our cash flow for the periods indicated:

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$40,708	$40,559
Net cash used in investing activities	$(432,021)	$(2,623)
Net cash provided by (used in) financing activities	$367,907	$(45,995)
Net decrease in cash and cash equivalents	$(23,406)	$(8,059)

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $0.1 million or less than 1% to $40.7 million for the nine months ended September 30, 2024, as compared to $40.6 million for the nine months ended September 30, 2023. The increase was attributable to cash flow related to working capital accounts, primarily accounts receivable, of $2.1 million offset by lower net income, net of non-cash items, of $2.0 million.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $429.4 million or 16,515% to $432.0 million for the nine months ended September 30, 2024, as compared to $2.6 million for the nine months ended September 30, 2023. The increase was attributable to acquisition-related expenditures of $431.3 million consisting of the purchase of Lea County Ranches, Speed Ranch and East Stateline Ranch offset by lower capital expenditures, primarily supporting brackish water supply sales, of $1.9 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Net Cash Provided by (Used In) Financing Activities. Net cash provided by financing activities increased $413.9 million or 900% to $367.9 million of cash provided by financing activities for the nine months ended September 30, 2024, as compared to cash used of $46.0 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, cash provided by financing activities consisted of $271.3 million of proceeds from the Offering, net of offering costs and discount, $147.5 million of debt borrowings, net of repayments and debt issuance costs, primarily used to fund the May 2024 Acquisitions, offset by net distributions to member prior to the Corporate Reorganization of $50.9 million. For the nine months ended September 30, 2023, cash used in financing activities was attributable to member distributions of $105.2 million and by debt proceeds, net of repayments and issuance costs, of $59.2 million.

Capital Requirements

We focus our business model on entering into agreements under which our customers bear substantially all of the operating and capital expenditures related to their operations on our land, while minimizing our capital requirements for both current and future commercial opportunities, resulting in the ability to create significant free cash flows. Our contracts generally include inflation escalators, which, when combined with our relatively low operating and capital expenditures, may assist in mitigating our exposure to broader inflationary pressures. As a landowner, we incur the initial cost to acquire our acreage, but thereafter we incur modest development capital expenditures and operating expenses as it relates to operations on our land or our mineral and royalty interests, as such expenses are borne primarily by our customers. As a result, we expect that additional significant capital expenditures would be related to our acquisition of additional surface acreage, such as the Acquisitions, should we elect to do so.

The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the size of the acquisition opportunity, our cash flows from operating activities and our investing and financing activities. For the three months ended September 30, 2024, we incurred approximately $0.8 million for acquisition-related capital expenditures. For the nine months ended September 30, 2024, we incurred $431.3 million in acquisition-related capital expenditures, inclusive of $2.7 million of transaction-related expenses, in connection with the consummation of the Acquisitions.

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

As our Board declares cash dividends to our Class A shareholders, we expect the dividend to be paid from Free Cash Flow. We do not currently expect to borrow funds or to adjust planned capital expenditures to finance dividends on our Class A shares. The timing, amount and financing of dividends, if any, will be subject to the discretion of our Board from time to time.

Debt Instruments

Ag Loan

On October 14, 2021, our subsidiary, Delaware Basin Ranches, Inc., entered into a $65.0 million credit agreement (the “Ag Loan”) that was scheduled to mature on October 1, 2028. Borrowings under the Ag Loan were repaid in full with borrowings under our new credit facility in July 2023.

Credit Facility

On July 3, 2023, DBR Land LLC, a Delaware limited liability company and wholly-owned subsidiary of OpCo (“DBR Land”) and certain of our other subsidiaries entered into a credit facility providing (i) a $100.0 million term loan and (ii) a $50.0 million revolving credit facility, each of which matures on July 3, 2027. In connection with entering into our credit facility, we borrowed $100.0 million under the term loan facility and $25.0 million under the revolving credit facility. Net proceeds from these borrowings were used to repay the $49.4 million outstanding under our prior credit facility and to make a distribution of $72.9 million to NDB LLC. In connection with the Acquisitions, we amended the credit facility to, among other things, increase (i) the four-year term loan facility to $350.0 million and (ii) the four-year revolving credit facility to $75.0 million. Following our entry into the amendment, we borrowed $265.0 million under our term loan facility to fund a portion of the purchase price of each of the Acquisitions. On November 4, 2024, we entered into the Second Credit Agreement Amendment to increase the maximum available amount under our Revolving Credit Facility to $100.0 million, increase the principal amount of the Term Loan to $300.0 million, with an additional $75.0 million uncommitted delayed draw term loan, and eliminate the Company’s obligation to make Term Loan amortization payments. Our credit facility is secured by a first-priority lien on substantially all of our assets and guaranteed by DBR Land and our restricted subsidiaries (other than certain immaterial subsidiaries).

Our credit facility includes certain affirmative and restrictive covenants common in such agreements that apply to DBR Land and its subsidiaries. See Note 6 — Debt within the notes to our condensed consolidated financial statements and included elsewhere in this Quarterly Report for further information with respect to such affirmative and restrictive covenants.

The estimated fair value of our credit facility approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

We may elect for outstanding borrowings under our credit facility to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus 0.10%, or (ii) the base rate, in each case plus an applicable margin. Borrowings under our credit facility accrue interest based on a five-tiered pricing grid tied to our current leverage ratio. The applicable margin ranges from (i) prior to the consummation of the Offering, 3.00% to 4.00% in the case of Term SOFR loans and letter of credit fees, and 2.00% to 3.00% in the case of base rate loans, and commitments fees of 0.50%, and (ii) following consummation of the Offering, 2.75% to 3.75% in the case of Term SOFR loans and letter of credit fees, and 1.75% to 2.75% in the case of base rate loans, and commitment fees range from 0.375% to 0.50%. Our credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our restricted subsidiaries, which are party to our credit facility as guarantors, and all outstanding equity interests issued by DBR Land, which are held by OpCo.

As of September 30, 2024, we had $281.3 million of outstanding borrowings consisting of $15.0 million of revolving credit borrowings and $266.3 million of term loan borrowings. The weighted average interest rate on the total amount of borrowings outstanding under new credit facility for the three months ended September 30, 2024 was 8.54% in the case of revolving credit borrowings, and 8.56% in the case of term loan borrowings. The weighted average interest rate on the total amount of borrowings outstanding under new credit facility for the nine months ended September 30, 2024 was 8.45% in the case of revolving credit borrowings and 8.49% in the case of term loan borrowings. We are currently in compliance with all affirmative and negative covenants under our new credit facility.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. We consider our critical accounting estimates those that require subjectivity and that could inherently influence our financial result based on changes in those estimates. See Note 2 — Summary of Significant Accounting Policies - Basis of Presentation and Consolidation within the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Share-Based Compensation

Incentive Units

The Company accounts for share-based compensation expense for incentive units granted in exchange for employee services.

Prior to the Division, our management and employees participated in an equity-based incentive unit plan, managed by NDB LLC, the direct parent of the Company.

The NDB Incentive Units represented a substantive class of equity of NDB LLC and were accounted for under FASB ASC 718. Features of the NDB Incentive Units included the ability for NDB LLC to repurchase NDB Incentive Units during a 180-day option period, whereby the fair value price was determined as of the termination date, not the repurchase date, which temporarily takes away the rights and risks and rewards of ownership from the NDB Incentive Unit holder during the option period. Under ASC 718, a feature for which the employee could bear the risks, but not gain the rewards, normally associated with equity ownership requires liability classification. NDB LLC classified the NDB Incentive Units as liability awards. The liability related to the NDB Incentive Units was recognized at NDB LLC as the entity responsible for satisfying the obligation. Share-based compensation income or expense pushed down to the Company was recognized as a deemed non-cash contribution to or distribution from member’s equity on the condensed consolidated balance sheets. The share-based compensation income or expense was recognized consistent with NDB LLC’s classification of a liability award resulting in the initial measurement, and subsequent remeasurements, recognized ratably over the vesting period.

At each reporting period, the NDB Incentive Units were remeasured at their fair value, consistent with liability award accounting, using a Monte Carlo Simulation. The Monte Carlo Simulation requires judgment in developing assumptions, which involve numerous variables. These variables include, but are not limited to, the expected unit price volatility over the term of the awards, the expected distribution yield and the expected life of the NDB Incentive Unit. The vested portion of the NDB Incentive Unit liability was allocated pro rata to the Company, and other NDB LLC operating subsidiaries, as general and administrative expense or income on the consolidated statements of operations. The allocation was based on the Company’s share of the aggregate equity value derived in NDB LLC’s business enterprise valuation.

The Company updated its assumptions each reporting period based on new developments and adjusted such amounts to fair value based on revised assumptions, if applicable, over the vesting period. The fair value measurement was based on significant inputs not observable in the market, and thus represented Level 3 inputs within the fair value hierarchy.

The risk-free rate was determined by reference to the U.S. Treasury yield curve in effect at the time of grant of each award and updated at each balance sheet date for the time period approximating the expected term of such award. The expected distribution yield was based on no previously paid distributions and no intention of paying distributions on the NDB Incentive Units for the foreseeable future.

Due to the Company not having sufficient historical volatility, the Company used the historical volatilities of publicly traded companies that were similar to the Company in size, stage of life cycle and financial leverage.

On July 1, 2024, as a result of the Division, holders of NDB Incentive Units received an identical number of Incentive Units consisting of time-based awards of profits interests in LandBridge Holdings. Following the Division, the Incentive Units held at LandBridge Holdings are the only Incentive Units attributable and allocated to the Company.

Further, as part of the Division, the repurchase feature triggering liability award accounting of the NDB Incentive Units under the Amended and Restated Limited Liability Company Agreement of NDB LLC (the “NDB LLC Agreement”) was amended in connection with the entry into the LandBridge Holdings Limited Liability Company Agreement, dated July 1, 2024 (the “Holdings LLC Agreement”). Features of the Incentive Units include the ability for LandBridge Holdings to repurchase Incentive Units during a 180-day option period, whereby the fair value price is determined as of the repurchase date, which subjects the Incentive Unit holder to the normal rights, risks and rewards of ownership. The repurchase feature is a non-contingent call option as the call becomes effective upon (i) the employee’s termination of employment either by the Company (with or without cause) or (ii) voluntary resignation by employee and it is assured that all employees will eventually terminate. Under ASC 718, a feature for which the employee could bear the risks and rewards normally associated with equity ownership and a non-contingent call option not probable to be exercised within six months requires equity classification. As such, beginning on July 1, 2024, the Incentive Units are no longer required to be remeasured at fair value, as the modification results in equity award classification and accounting. See Note 8 — Share-Based Compensation for additional information related to the modification.

Distributions attributable to Incentive Units are based on returns received by investors of LandBridge Holdings once certain return thresholds have been met. Incentive Units are solely a payment obligation of LandBridge Holdings, and neither the Company nor OpCo has any cash or other obligation to make payments in connection with the Incentive Units.

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

During the three and nine months ended September 30, 2024 and 2023, we accrued $1.3 million and $3.6 million of oil and gas royalties in our condensed consolidated statements of operations, respectively.

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

Internal Controls and Procedures

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 until our second annual report on Form 10-K after we become a public company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include the effects of adverse changes in commodity prices and counterparty and customer credit risks and interest rate risk as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and counterparty and customer credit and interest rate risk. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Commodity Price Risks

One of our major market risk exposures relates to the prices that our customers receive for the oil and natural gas produced from, or serviced on, our land. The market for the use of our land and its resources is indirectly exposed to fluctuations in the price of oil and natural gas, to the extent such fluctuations impact drilling, completion and production activity levels and thus impact the activity levels of our customers in the exploration and production and oilfield services industries. Realized prices are primarily driven by the prevailing prices for oil and natural gas in the United States. We are also directly exposed to these risks with respect to revenues we receive from the oil and natural gas interests. Pricing for oil and natural gas has been historically volatile and unpredictable, and we expect this volatility to continue in the future.

During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.25 per MMBtu in March 2024 to a high of $23.86 per MMBtu in February 2021. The posted price for WTI has ranged from a low of negative $36.98 per barrel in April 2020 to a high of $123.64 per barrel in March 2022. As of September 30, 2024, the Henry Hub spot market price of natural gas was $2.65 per MMBtu and the posted price for oil was $68.75 per barrel. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that our customers can produce or service economically. We expect this market will continue to be volatile in the future. A substantial or extended decline in commodity prices may adversely affect our results of operations, cash flows and financial position.

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

Market Risks

Demand for the use of land and resources are largely dependent upon the level of activity in the energy industry in the Permian Basin. These activity levels are influenced by numerous factors over which we have no control, including: the supply of and demand for oil and natural gas; the level of prices and expectations about future prices of oil and natural gas; the cost of exploring for, developing, producing and delivering oil and natural gas; the expected rates of declining current production; the discovery rates of new oil and natural gas reserves; available pipeline, rail and other transportation capacity; weather conditions; domestic and worldwide economic conditions; political instability domestically, as a result of the fall 2024 U.S. presidential election and congressional elections or otherwise, and in oil-producing countries; environmental regulations; technical advances affecting energy consumption; the transition to a low-carbon economy; the price and availability of alternative fuels; technological advancements in the production of alternative energy; the ability of energy companies to raise equity capital and debt financing; and industry consolidation and merger and divestiture activity among energy companies.

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

As of September 30, 2024, we had $281.3 million of outstanding borrowings consisting of $15.0 million of revolving credit borrowings and $266.3 million of term loan borrowings. The weighted average interest rate on the borrowings outstanding under our Credit Facilities for the nine months ended September 30, 2024 was 8.45% in the case of revolving credit borrowings, and 8.49% in the case of term loan borrowings. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be $2.8 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness. See “— Debt Instruments — Credit Facility.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement

On June 27, 2024, we entered into a Common Share Purchase Agreement with an accredited investor (the “Accredited Investor”), pursuant to which the Accredited Investor purchased 750,000 Class A shares from us at $17.00 per share in a private placement that closed concurrently with the Offering (the “Private Placement”), resulting in net proceeds of approximately $12.5 million after deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. We contributed the net proceeds from the Private Placement to OpCo in exchange for additional OpCo Units and OpCo used such net proceeds, together with net proceeds from the Offering and the exercise of the underwriters’ over-allotment option, to repay outstanding indebtedness and make a distribution to existing unitholders. The Private Placement closed concurrently with the Offering on July 1, 2024. Goldman Sachs & Co. LLC, acted as the placement agent for the Private Placement. The securities issued in connection with the Private Placement were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Accredited Investor is an accredited investor for purposes of Rule 501 of Regulation D.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser repurchased any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Second Amendment to Credit Agreement

On November 4, 2024, the Company entered into that certain Second Credit Agreement Amendment, which amended the credit agreement governing our Credit Facilities, by and among DBR Land, certain of the Company’s subsidiaries, as guarantors, Texas Capital Bank, as administrative agent and letter of credit issuer, and the other lenders party thereto from time to time. Among other things, the Second Credit Agreement Amendment increased the maximum available amount under our Revolving Credit Facility to $100.0 million, increased the principal amount of the Term Loan to $300.0 million, with an additional $75.0 million uncommitted delayed draw term loan, and eliminated the Company’s obligation to make Term Loan amortization payments and permits the Company to make restricted payments as long as the Company’s leverage ratio is less than 3.50 to 1.00 for the most recently ended four-fiscal quarter period, subject to certain conditions and exceptions.

The foregoing description of the Second Credit Agreement Amendment is qualified in its entirety by reference to the full text of the Second Credit Agreement Amendment, a copy of which is filed as Exhibit 10.7 to this Quarterly Report and is incorporated into this Item 5 by reference.

Trading Arrangements

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.4

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DBR Land Holdings LLC, dated as of July 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on October 4, 2024).

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

10.7*

Second Amendment to Credit Agreement, dated as of November 4, 2024, among DBR Land LLC, as borrower, the guarantors party thereto, Texas Capital Bank, as administrative agent and letter of credit issuer, and the lenders party thereto.

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

LandBridge Company LLC.

Date:	November 7, 2024	By:	/s/ Jason Long
Jason Long
Chief Executive Officer