Form 10-Q
period 2025-03-31
LandBridge Co LLC
filed 2025-05-08
CIK 1995807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 23,255,419 Class A shares and 53,141,496 Class B shares, outstanding.

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

Brackish water. Water with salinity levels between seawater and freshwater.

Completion. Installation of permanent equipment for production of natural gas, NGLs or oil or, in the case of a dry well, reporting to the appropriate authority that a well has been abandoned.

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

Division. The plan of division dividing NDB LLC into two Delaware limited liability companies pursuant to which the holders of NDB Incentive Units were issued an identical number of Incentive Units at LandBridge Holdings.

East Stateline Ranch. Approximately 103,000 surface acres in Loving and Winkler Counties, Texas and Lea County, New Mexico.

East Stateline Acquisition. The acquisition of the East Stateline Ranch from a private third-party seller.

E&P. Exploration and production.

E&P companies. Oil and natural gas exploration and production companies, including producers and/or operators.

Five Point. Five Point Infrastructure LLC, formerly known as Five Point Energy LLC, a Delaware limited liability company and our financial sponsor.

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

Lea County Acquisition. The acquisition of the Lea County Ranches from a private, third-party seller.

Lea County Ranches. Approximately 11,000 surface acres in Lea County, New Mexico.

MBbls. One thousand barrels of crude oil, condensate or NGLs.

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

NDB Incentive Units. Incentive units consisting of time-based awards of profits interests in NDB LLC granted to certain individuals awarded prior to the Division.

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

Produced water. Water produced from an oil and natural gas well alongside crude oil and natural gas.

Produced water handling facilities. Facilities employed for the treatment, handling and disposal of produced water.

Rod. A rod is a unit of measure of 16.5 feet that is measured in linear feet.

Royalty. A real property interest that entitles the owner the right to receive a portion of the production (or the proceeds therefrom) produced from the underlying real property or a payment for the use of such underlying real property, and does not require the owner to pay any portion of the production or development costs.

Sand mine. An area of land from which sand is being extracted.

Speed Acquisition. The acquisition of the Speed Ranch from the same private, third-party seller from which we acquired the East Stateline Ranch.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “would,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and each of the other factors set forth in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), and in other reports filed with the United States Securities and Exchange Commission (the “SEC”). By their nature forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements may include statements about:

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
•
the domestic and foreign supply of, and demand for, energy sources, including the impact of political instability or armed conflict in oil and natural gas producing regions, including the Russia-Ukraine war, as well as the Israel-Hamas conflict and heightened tensions in the Middle East, actions relating to oil price and production controls by the members of the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other allied producing countries, such as announcements of potential changes to oil production levels;
•
our reliance on a limited number of customers and a particular region for substantially all of our revenues, including the potential consolidation of such customers within such region;
•
our ability to enter into favorable contracts regarding surface uses, access agreements and fee arrangements, including the prices we are able to charge and the margins we are able to realize;
•
our business strategies and our ability to execute thereon, including our ability to attract non-traditional energy customers to use our land and resources and to successfully implement our growth plans and manage any resultant growth;
•
the costs associated with our acquisitions, and the risk that we may not be able to integrate and/or realize the anticipated benefits and synergies therefrom;
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
•
our customers’ ability to obtain necessary supplies, raw materials and other critical components on a timely basis, or at all, including any impacts presented by potential tariffs and any reactions thereto in international trade;
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

•
our and our customers’ liquidity and ability to access the capital markets on favorable terms, or at all, which depends on general market conditions, including the impact of inflation, tariffs and international trade, interest rates and related governmental policies and potential economic recession;
•
condemnation proceedings affecting our land or our customers’ ability to access our lands;
•
our customers’ ability to obtain rights from neighboring landowners on economic terms, or at all, to gain access to our land or transport resources such as sand and brackish water, away from our land, to their point of end use;
•
uncertainty surrounding potential foreign, federal, state or local legal, regulatory and policy changes, such as with respect to energy production, taxes, proposed tariffs and foreign trade policies, safety and surface uses, as well as the potential for general market volatility and regulatory uncertainty;
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
•
changes in laws and regulations (or the interpretation thereof), including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate brackish water transfer, carbon pricing, pipeline construction, data privacy, taxation or emissions, leasing, permitting or drilling and various other environmental matters;
•
changes in effective tax rates, or adverse outcomes resulting from other tax increases or an examination of our income or other tax returns and tax inefficiencies;
•
the severity and duration of world health events, natural disasters or inclement or hazardous weather conditions, including cold weather, hurricanes, fires, droughts, earthquakes, flooding and tornadoes; and
•
evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of-service attacks, malicious software, data privacy breaches by employees or service providers, insider or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of business in our industry. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A shares are described under “Risk Factors,” included in our 2024 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2025	2024
Current assets:
Cash and cash equivalents	$14,935	$37,032
Accounts receivable, net	19,924	12,544
Related party accounts receivable (Note 10)	7,289	2,111
Prepaid expenses and other current assets	1,446	1,628
Total current assets	43,594	53,315

Non-current assets:
Property, plant and equipment, net	918,613	902,742
Intangible assets, net	44,125	45,265
Deferred tax assets	72	411
Other assets	1,696	1,741
Total non-current assets	964,506	950,159
Total assets	$1,008,100	$1,003,474

Liabilities and equity
Current liabilities:
Accounts payable	$596	$489
Taxes payable	2,065	2,286
Related party accounts payable (Note 10)	1,069	686
Accrued liabilities	5,837	7,185
Current portion of long-term debt	299	424
Unearned revenue	832	1,221
Other current liabilities	1,096	2,119
Total current liabilities	11,794	14,410

Non-current liabilities:
Long-term debt, net of debt issuance costs	375,467	380,815
Other long-term liabilities	182	183
Total non-current liabilities	375,649	380,998
Total liabilities	387,443	395,408

Class A shares, unlimited shares authorized and 23,255,419 shares issued and outstanding as of March 31, 2025 and December 31, 2024	432,881	432,663
Class B shares, unlimited shares authorized and 53,193,178 shares issued and outstanding as of March 31, 2025. Unlimited shares authorized and 53,227,852 shares issued and outstanding as of December 31, 2024	-	-
Retained earnings	7,464	3,349
Total shareholders’ equity attributable to LandBridge Company LLC	440,345	436,012
Noncontrolling interest	180,312	172,054
Total shareholders’ equity	620,657	608,066
Total liabilities and equity	$1,008,100	$1,003,474

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Surface use royalties	$10,522	$1,598
Surface use royalties - Related party (Note 10)	6,915	2,607
Easements and other surface-related revenues	6,440	4,754
Easements and other surface-related revenues - Related party (Note 10)	2,332	383
Resource sales	7,166	3,415
Resource sales - Related party (Note 10)	185	93
Resource royalties	4,158	1,979
Resource royalties - Related party (Note 10)	2,847	-
Oil and gas royalties	3,386	4,185
Total revenues	43,951	19,014

Resource sales-related expense	458	673
Other operating and maintenance expense	1,127	517
General and administrative expense	14,728	2,159
Depreciation, depletion, amortization and accretion	2,601	2,145
Operating income	25,037	13,520

Interest expense, net	7,977	2,884
Other income	-	(241)
Income from operations before taxes	17,060	10,877
Income tax expense	1,601	101
Net income	15,459	$10,776
Net income attributable to noncontrolling interest	8,995
Net income attributable to LandBridge Company LLC	$6,464

Net income per share of Class A shares
Basic	$0.27
Diluted	$0.20
Weighted average shares outstanding of Class A shares
Basic	23,255,419
Diluted	76,464,778

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands, except share amounts)

(unaudited)

	Class A		Class B		Retained Earnings	Non- controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2025	23,255,419	$432,663	53,227,852	$-	$3,349	$172,054	$608,066
Net income	-	-	-	-	6,464	8,995	15,459
Deemed non-cash contributions	-	-	-	-	-	8,945	8,945
RSU share-based compensation expense	-	668	-	-	-	1,527	2,195
Class B cancellation	-	-	(34,674)	-	-	-	-
Tax distributions	-	-	-	-	-	(5,821)	(5,821)
Dividends and distributions	-	-	-	-	(2,326)	(5,336)	(7,662)
RSU dividend equivalent rights	-	-	-	-	(23)	(52)	(75)
Offering costs	-	(450)	-	-	-	-	(450)
Balance at March 31, 2025	23,255,419	$432,881	53,193,178	$-	$7,464	$180,312	$620,657

							Total Member’s Equity
							Amount
Balance at January 1, 2024							$150,747
Deemed non-cash contributions							810
Net income							10,776
Balance at March 31, 2024							$162,333

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$15,459	$10,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	2,601	2,145
Amortization of debt issuance costs	539	194
Share-based compensation	11,140	810
Deferred income tax expense	339	-
Other	8	-
Changes in operating assets and liabilities:
Accounts receivable	(7,384)	3,931
Related party accounts receivable	(5,178)	(310)
Prepaid expenses and other assets	154	323
Accounts payable	66	407
Related party accounts payable	383	(20)
Unearned revenue	(389)	(47)
Accrued liabilities and other liabilities	(1,604)	(1,095)
Taxes payable	(221)	101
Net cash provided by operating activities	15,913	17,215

Cash flows from investing activities
Acquisitions	(17,818)	(55,072)
Capital expenditures	(69)	(89)
Proceeds from disposal of assets	20	-
Net cash used in investing activities	(17,867)	(55,161)

Cash flows from financing activities
Dividends, dividend equivalents, and distributions paid	(13,558)	-
Repayments on term loan	(5,750)	(5,000)
Proceeds from revolver	10,000	15,000
Repayments on revolver	(10,000)	-
Offering costs	(648)	(870)
Other	(187)	(115)
Net cash (used in) provided by financing activities	(20,143)	9,015
Net decrease in cash and cash equivalents	(22,097)	(28,931)
Cash and cash equivalents - beginning of period	37,032	37,823
Cash and cash equivalents - end of period	$14,935	$8,892

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization and Nature of Operations

LandBridge Company LLC (the “Company,” “LandBridge,” “we,” “our” or “us”) is headquartered in Houston, Texas and was formed on September 27, 2023 as a Delaware limited liability company to serve as the issuer in an initial public offering (the “IPO”) that occurred on July 1, 2024. We are governed by our First Amended & Restated Limited Liability Company Agreement, dated as of July 1, 2024 (the “A&R LLC Agreement”), which was entered into in connection with the IPO.

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

We own surface acreage in and around the Delaware Basin across Andrews, Loving, Reeves, Pecos and Winkler Counties in Texas and Eddy and Lea Counties in New Mexico and we own oil and natural gas mineral interests in Loving and Reeves Counties, Texas.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of the Company have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflects all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

In these Financial Statements, periods prior to the IPO reflect the financial statements of OpCo and its subsidiaries. Periods subsequent to the IPO closing on July 1, 2024, reflect the financial statements of the consolidated Company, including LandBridge, OpCo and its subsidiaries.

Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

Consolidation

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

Significant Accounting Policies

As of March 31, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2. Summary of Significant Accounting Policies of its consolidated financial statements contained in the 2024 Form 10-K. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2025.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable, net of current expected credit losses, and accounts payable and accrued liabilities reported on the condensed consolidated balance sheets approximate fair value due to their highly liquid nature or short-term maturity.

The Company adjusts the carrying amount of certain non-financial assets, property, plant and equipment and definite-lived intangible assets, to fair value on a non-recurring basis when impaired.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Refer to Note 6 — Debt for additional information.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This guidance further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We plan to adopt this guidance and comply with the disclosure requirements when it becomes effective for our 2025 annual report.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This guidance requires tabular disclosure of specified natural expenses in certain expense captions, a qualitative description of amounts that are not separately disaggregated, and disclosure of the Company's definition and total amount of selling expenses. We plan to adopt this guidance and comply with the disclosure requirements when it becomes effective for annual periods beginning after December 15, 2026. We are currently assessing the impact of this standard on our Financial Statements and related disclosures.

3.
Asset Acquisitions

On February 25, 2025, the Company acquired approximately 3,000 surface acres in Lea County, New Mexico, from a private third-party seller for total cash consideration of $17.0 million, inclusive of $0.2 million in transaction costs. The purchase consideration was all attributed to land value.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4.
Property, Plant and Equipment

As of March 31, 2025 and December 31, 2024, property, plant and equipment, net of accumulated depreciation and depletion consisted of the following:

	March 31,	December 31,
	2025	2024
Oil and natural gas properties
Proved	$36,068	$36,068
Unproved	3,043	3,043
Total oil and natural gas properties	39,111	39,111
Land and land improvements	872,000	855,092
Water wells, pipelines, facilities, ponds and related equipment	21,047	21,109
Buildings, vehicles, equipment, furniture and other	5,271	5,162
Construction in progress	390	14
	937,819	920,488
Less: accumulated depreciation and depletion	(19,206)	(17,746)
Total property, plant and equipment, net	$918,613	$902,742

Depreciation expense was $0.8 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. Depletion expense was $0.7 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

5.
Income Taxes

Our predecessor, OpCo, is a Delaware limited liability company treated as a partnership and, therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income in our historical financial statements does not reflect the tax expense we would have incurred if we were subject to U.S. federal income tax at an entity level during the periods prior to the IPO. Instead, taxable income is allocated to members, including the Company, and, except for Texas franchise tax, any taxable income of OpCo is reported in the respective tax returns of its members.

We recorded income tax expense of $1.6 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, which was calculated using the annual effective tax rate method.

Our effective tax rate was 9.4% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 was lower than the statutory rate of 21.0% primarily due to the impact of the noncontrolling interest.

6.
Debt

As of March 31, 2025 and December 31, 2024, our debt consisted of the following:

	March 31,	December 31,
	2025	2024
Term loan	$349,250	$355,000
Revolving credit facility	30,000	30,000
Other	349	496
Total debt	379,599	385,496
Current portion of long-term debt	(299)	(424)
Unamortized debt issuance costs (1)	(3,833)	(4,257)
Total long-term debt	$375,467	$380,815

(1)
Unamortized debt issuance costs presented as a reduction to total debt are attributable to the Term Loan

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Credit Facilities

On July 3, 2023, the Company entered into (i) a four-year term loan (the “Term Loan”), and (ii) a four-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”), which were subsequently amended to, among other things, increase the principal amount of the Term Loan to $350.0 million and increase the available capacity of the Revolving Credit Facility to $100.0 million. Principal amounts borrowed under the Credit Facilities may be repaid from time to time without penalty. Any principal amounts outstanding on the maturity date, July 3, 2027, become due and payable on such date.

We may elect for outstanding borrowings under our Credit Facilities to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR Loans”) plus 0.10%, or (ii) the base rate (“Base Rate Loans”), in each case plus an applicable margin. Borrowings under our Credit Facilities accrue interest based on a five-tiered pricing grid tied to our current leverage ratio. The applicable margin ranges are:

	Pre-IPO	Post-IPO
Term SOFR applicable margin	3.00% - 4.00%	2.75% - 3.75%
Base Rate applicable margin	2.00% - 3.00%	1.75% - 2.75%
Commitment fees	0.50%	0.375% - 0.500%

Interest on all outstanding Term SOFR Loans is payable on the last day of each interest period. Interest on all outstanding Base Rate Loans is payable on the first day of each calendar quarter.

Our Credit Facilities are secured by a first priority security interest in substantially all of our assets and the assets of our restricted subsidiaries, which are party to our Credit Facilities as guarantors.

Subject to certain exceptions and materiality qualifiers, our Credit Facilities include certain customary affirmative and negative covenants, which, among other things, restrict our ability and our restricted subsidiaries’ ability, subject to certain exceptions, to incur debt, grant liens, make restricted payments and investments, issue equity, sell or lease assets, dissolve or merge with another entity, enter into transactions with affiliates or restrictive agreements, change our business, prepay debt and amend our organizational documents and material agreements. Our Credit Facilities allow us to make cash restricted payments to our shareholders in accordance with the Company’s constituent documents, subject to the following conditions: (i) if the Company’s pro forma leverage ratio is less than 3.50 to 1.00 for the most recently ended four-fiscal quarter period, so long as (A) no default or event of default exists or would result from such restricted payment and (B) the Company’s pro forma liquidity is at least $10.0 million, and (ii) if the Company’s pro forma leverage ratio is greater than 3.50 to 1.00 for the most recently ended four-fiscal quarter period, so long as (A) no default or event of default exists or would result from such restricted payment, (B) the Company’s pro forma liquidity is at least $25.0 million, and (C) the Company’s Distributable Free Cash Flow Amount is greater than $0 after giving effect to such restricted payment. “Distributable Free Cash Flow Amount” is the lesser of the Company’s free cash flow for (x) the most recently ended four-fiscal quarter period and (y) the most recently ended two-fiscal quarter period, in each case minus the aggregate amount of certain restricted payments made during or after each such period.

In addition, we are required to comply with the following financial maintenance covenants: (i) a maximum leverage ratio as of the last day of each fiscal quarter of 4.00:1.00 for the period of the last four consecutive fiscal quarters (subject, in either case, to (x) a 0.50:1.00 leverage step-up for any “qualified acquisition” for the fiscal quarter in which such acquisition occurs and the immediately following two fiscal quarters, at the Company’s election, and (y) a cap of 0.50:1.00 on such step-up regardless of the total number of “qualified acquisitions” consummated during such fiscal quarters and certain other limitations set forth therein); and (ii) a minimum interest coverage ratio of at least 2.75 to 1.00 as of the last day of each fiscal quarter following the IPO.

Our Credit Facilities contain customary events of default, including for our failure and the failure of other loan parties to comply with the various financial, negative and affirmative covenants under our Credit Facilities (subject to the cure provisions set forth therein). During the existence of an event of default (as defined under our Credit Facilities), the agent, with the consent of or at the direction of the required lenders thereunder, has a right to, among other available remedies, terminate the commitments and/or declare all outstanding loans and accrued interest and fees under our Credit Facilities to be immediately due and payable.

The Company was in compliance with these covenants as of March 31, 2025.

The estimated fair value of our Credit Facilities approximates the principal amount outstanding because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Term Loan

	Three Months Ended March 31,
	2025	2024
Debt issuance cost amortization	$426	$129
Interest expense	$6,768	$1,923
Weighted average interest rate	7.74%	8.45%

Revolving Credit Facility

	March 31,	December 31,
	2025	2024
Total facility size	$100,000	$100,000
Less:
Outstanding balance	30,000	30,000
Letters of credit issued	-	-
Available commitment	$70,000	$70,000

Unamortized debt issuance costs	$1,024	$1,139

	Three Months Ended March 31,
	2025	2024
Debt issuance cost amortization	$113	$65
Interest expense	$489	$787
Weighted average interest rate	7.82%	8.59%

7.
Shareholders’ and Member’s Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the A&R LLC Agreement. Class B shares are not entitled to participate in any dividends our Board may declare.

Redemptions and Cancellations

During the three months ended March 31, 2025 and the year ended December 31, 2024, no Class B shares were redeemed for Class A shares.

During the quarter, OpCo and the Company cancelled 34,674 OpCo Units held by LandBridge Holdings and a corresponding number of Class B shares in lieu of the payment of a tax distribution by OpCo to the Company in excess of the Company’s current income tax obligation. The number of cancelled OpCo Units was determined based on the Company’s Class A share price as of the tax distribution date.

Dividends and Distributions

During the three months ended March 31, 2025, we paid a cash dividend of $0.10 per share to Class A shareholders, totaling $2.3 million, and a corresponding cash distribution of $0.10 per unit to OpCo unitholders, totaling $5.3 million.

During the three months ended March 31, 2025, OpCo paid tax distributions to LandBridge Holdings of $5.8 million pursuant to the OpCo LLC Agreement.

On May 7, 2025, our board of directors declared a dividend on our Class A shares of $0.10 per share, payable on June 19, 2025 to shareholders of record as of June 5, 2025, and a corresponding required cash distribution to OpCo unitholders.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

8.
Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense is shown below. Share-based compensation expense allocated to the Company is recognized as a deemed non-cash contribution to or distribution from shareholders’ equity on the condensed consolidated balance sheets. Substantially all share-based compensation expense is included in general and administrative expense on the condensed consolidated statements of operations.

	Three Months Ended March 31,
	2025	2024
Incentive units	$8,945	$810
Restricted share units	2,195	-
Total share-based compensation expense	$11,140	$810

Incentive Units

A summary of Incentive Units activity during the three months ended March 31, 2025 is shown in the following table:

	Incentive Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	30,020	$5,130
Granted	-	-
Forfeited	-	-
Outstanding at March 31, 2025	30,020	$5,130	1.21

As of March 31, 2025, remaining unrecognized compensation expense for the Incentive Units was $71.4 million and the weighted average remaining period was approximately 2.2 years.

Restricted Share Units

Under the LandBridge Company LLC Long Term Incentive Plan (the “LTIP”), participants were granted restricted share units (“RSUs”) which are subject to graded vesting generally ranging from one to three years. The fair value of the awards is based on our stock price on the date of grant with compensation expense recognized on a straight-line basis over the applicable vesting period.

A summary of RSU activity during the three months ended March 31, 2025 is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	749,529	$31.37
Granted	2,677	65.37
Forfeited	-	-
Vested	-	-
Outstanding at March 31, 2025	752,206	$31.49	1.22	$54,114

As of March 31, 2025, remaining unrecognized compensation expense for the RSUs was $17.5 million and the weighted average remaining period was approximately 2.3 years.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

9.
Earnings Per Share

The Company’s unvested RSUs are deemed to be participating securities; therefore, the Company applies the two-class method for the calculation of basic EPS for the Class A shares. Diluted EPS attributable to Class A shares is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.

Class B shares are considered potentially dilutive shares of Class A shares because Class B shares are convertible into Class A shares on a one-for-one basis; therefore, the Company applies the if-converted method for the calculation of diluted EPS for the Class A shares.

We determined that the presentation of EPS for the period prior to the IPO would not be meaningful due to the significant nature of the change to our capital structure as part of the IPO. Therefore, EPS information has not been presented for periods prior to the IPO.

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the three months ended March 31, 2025, which represents the period subsequent to the IPO.

(in thousands, except for share and per share amounts)	Three Months Ended March 31, 2025
Numerator
Net income attributable to LandBridge Company LLC	$6,464
Less: Earnings allocated to participating securities	202
Basic net income attributable to LandBridge Company LLC	6,262
Plus: Net income attributable to noncontrolling interest	8,995
Plus: Undistributed earnings reallocation adjustment to participating securities	1
Diluted net income attributable to Class A shareholders	$15,258

Denominator
Basic weighted average shares outstanding	23,255,419
Dilutive Class B shares outstanding	53,209,359
Diluted weighted average shares outstanding	76,464,778

Basic net income per share of Class A shares	$0.27
Diluted net income per share of Class A shares	$0.20

Class B shares outstanding as of March 31, 2025 were determined to be dilutive and have been included in the computation of diluted net income per share. In addition, weighted-average RSUs of 750,600 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive for the three months ended March 31, 2025 and have been excluded from the computation of diluted net income per share.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10.
Related Party Transactions

		Three Months Ended March 31,
	Financial Statements Location	2025	2024
Revenues - Related Party
Affiliate access agreements	Surface use royalties	$6,915	$2,607
Affiliate access agreements	Easements and other surface-related revenues	2,332	383
Affiliate access agreements	Resource royalties	2,847	-
Affiliate access agreements	Resource sales	185	93
		$12,279	$3,083

		March 31,	December 31,
	Financial Statements Location	2025	2024
Accounts Receivable - Related Party
Affiliate access agreements	Related party accounts receivable	$7,289	$2,111

Accounts Payable - Related Party
Shared services agreement	Related party accounts payable	$1,069	$686

Shared Services Agreement

The Company is party to a services agreement with WaterBridge Operating LLC (“WaterBridge Operating”), an affiliate of the Company, and other affiliates pursuant to which the Company receives common management and general, administrative, overhead and operating services in support of the Company’s operations and development activities. The Company reimburses all fees incurred by WaterBridge Operating or its affiliates for services provided to the Company under the agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting the Company. For shared expenses paid on behalf of the Company, the costs are directly allocated to the Company based on its pro rata share of the expenses. For the three months ended March 31, 2025 and 2024, the Company paid approximately $3.0 million and $1.0 million for the shared services and direct cost reimbursements, respectively.

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

Equity Sponsor Services Agreement

Five Point Infrastructure LLC, formerly known as Five Point Energy, LLC (“Five Point”), our financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. GIS and legal services reimbursements paid in both the three months ended March 31, 2025 and 2024 totaled $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, the audited consolidated financial statements and notes thereto in the 2024 Form 10-K and our unaudited condensed consolidated financial statements (“Financial Statements”) and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report. Except as otherwise indicated or required by context, references to “LandBridge,” the “Company,” “we,” “us,” “our” and like terms refer (i) prior to the consummation of the reorganizations of entities under common control (the “Corporate Reorganization”) and the initial public offering that occurred on July 1, 2024 (the “IPO”), to OpCo and its subsidiaries, our predecessor for financial reporting purposes and (ii) subsequent to the consummation of the Corporate Reorganization and the IPO, to LandBridge and its subsidiaries, including OpCo and its subsidiaries.

The following discussion contains “forward-looking statements” reflecting our current expectations, future plans, estimates, beliefs and assumptions concerning events and financial trends that may be outside our control and may affect our future results of operations, cash flows and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, which include those factors discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. We assume no obligation to publicly update any of these forward-looking statements except as otherwise required by applicable law.

Our financial statements have been prepared in accordance with GAAP. The unaudited condensed consolidated financial statements as of and for the three ended March 31, 2025, included herein, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. The historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of us.

Overview

Land is a fundamental requirement for the development and production of energy and the construction of critical infrastructure. As of March 31, 2025, we owned approximately 276,000 surface acres in and around the Delaware Basin sub-region in the prolific Permian Basin, which is the most active area for oil and natural gas exploration and development in the United States. Access to expansive surface acreage is necessary for oil and natural gas development, solar power generation, power storage, digital infrastructure and non-hazardous oilfield reclamation and solid waste facilities. Further, the significant industrial economy that exists to service and support energy and infrastructure development requires access to surface acreage to support those activities. Our strategy is to actively manage our land and resources to support and encourage energy and infrastructure development and other land uses that will generate long-term revenue and Free Cash Flow for us and returns to our shareholders.

We share a financial sponsor, Five Point, and our management team with WaterBridge. WaterBridge is one of the largest water midstream companies in the United States and operates a large-scale network of pipelines and other infrastructure in the Delaware Basin. These relationships provide our shared management team visibility into key areas of oil and natural gas production and long-term trends, which we leverage to encourage and support the development of critical infrastructure on our land and generate additional revenue for us. We receive royalties for each barrel of produced water that WaterBridge handles on our land as well as surface use payments for infrastructure constructed on our land.

Market Condition and Outlook

Over the last several years, the global economy, and more specifically the oil and natural gas industry, has experienced significant volatility, impacted by global conflicts, such as the Russia-Ukraine war, the Israel-Hamas conflict and heightened tensions in the Middle East, domestic political uncertainty, including tariffs, foreign trade policies and international trade conflicts, the activities of OPEC, a potential economic recession and elevated inflation, interest rates and costs of capital and industry consolidation. High levels of activity in the Delaware Basin have resulted in industry consolidation and labor and supply chain challenges, which has impacted drilling, completion and production activity. This volatility has driven material swings in WTI pricing, which has subsequently impacted development and production decisions of E&P companies.

Global macroeconomic developments, such as the aforementioned development or change in international trade policies, including the imposition of U.S. and/or foreign tariffs, may adversely affect our customers’ ability to source raw materials and, as a result, reduce their activity on or around our land. As a result, any trading disruption (such as tariffs, product restrictions, etc.) in the trading relationships between the U.S. and other nations may adversely impact our business.

Despite these challenges, we believe the outlook for energy and infrastructure development, particularly within the Permian Basin, remains positive, which will require significant build out of supporting infrastructure in the region and access to surface acreage to support such operations. In addition, we expect to benefit from advancements in alternative forms of energy. While these incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels, alternative energy technologies often require access to material surface acreage and supporting infrastructure, which we are also well positioned to provide and facilitate.

First Quarter Results

Significant financial and operating highlights for the first quarter of 2025 include:

•
Revenues of $44.0 million, an increase of 131% as compared to the first quarter of 2024;
•
Net income of $15.5 million, an increase of 43% as compared to the first quarter of 2024;
•
Net income margin of 35% as compared to net income margin of 57% in the first quarter of 2024;
•
Adjusted EBITDA(1) of $38.8 million, an increase of 129% as compared with the first quarter of 2024;
•
Adjusted EBITDA Margin(1) of 88%, a decrease of 1% as compared with the first quarter of 2024;
•
Cash flow from operating activities of $15.9 million, a decrease of 8% as compared to the first quarter of 2024;
•
Free Cash Flow(1) of $15.8 million, a decrease of 7% as compared to the first quarter of 2024;
•
Operating cash flow margin of 36%, a decrease of 55% as compared to the first quarter of 2024; and
•
Free Cash Flow Margin(1) of 36%, a decrease of 54% as compared to the first quarter 2024;

(1) Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures. See also “How We Evaluate Our Operations” for more information regarding Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin.

Net income and net income margin for the first quarter of 2025 include non-cash share-based compensation expense of $11.1 million, of which $2.2 million is attributable to RSUs issued by the Company and $8.9 million is attributable to Incentive Units issued by LandBridge Holdings. Net income and net income margin for the first quarter of 2024 include non-cash share-based compensation income of $0.8 million attributable to the NDB Incentive Units. Subsequent to the IPO, any actual cash expense associated with Incentive Units is borne solely by LandBridge Holdings and not the Company. Distributions attributable to Incentive Units are based on returns received by investors of LandBridge Holdings once certain return threshold have been met and are neither an obligation of the Company nor taken into consideration for distributions to shareholders in the Company. See Note 2 — Summary of Significant Accounting Policies and Note 10 — Share-Based Compensation to 2024 Form 10-K for additional information regarding Incentive Units.

Free Cash Flow of $15.8 million and Free Cash Flow Margin of 36% are compressed during the first quarter of 2025 as a result of higher accounts receivable and related party accounts receivable working capital balances. The increased working capital balances are directly attributable to increased surface use royalties, resource sales and resource royalties that collectively increased $14.6 million, or 85%, for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024. Timing of collection of those revenues resulted in a near-term impact to Free Cash Flow and Free Cash Flow Margin.

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

Surface Use Royalties and Revenues

Surface Use Royalties. We enter into SURAs and certain overarching SUAs with operators that require royalty payments to us based on a percentage of the customer’s gross revenues derived from use of our land and/or volumetric use of infrastructure installed on our land in exchange for rights of use of our land. Royalties we receive pursuant to SURAs include produced water transportation and handling operations, skim oil recovery and waste reclamation. Our SURAs generally have terms ranging from a minimum of five years to 10 years, impose only nominal obligations on us, typically do not include minimum purchase or use commitments by our customers and generally provide for automatic renewal-based increases in royalties that are tied to the Consumer Price Index (“CPI”) or are negotiated on a case-by-case basis.

Easements and other surface-related income. SUAs permit operators to install drilling sites, pipelines, roadways, electric lines and other facilities and equipment on land owned by us. We typically receive a per-rod or per-acre fee when the contract is executed, based on the aggregate amount of our land that is utilized under such SUA, and we often receive additional fees at the beginning of each renewal period or on a monthly or annual basis. Our SUAs generally require our customers to use the resources from our land, such as brackish water and sand, for their operations on our land, for which we receive our customary fees. Our SUAs generally have terms ranging from a minimum of five years to 10 years, with early termination rights for non-use over a pre-determined period of time, typically 12 to 18 months, typically do not include minimum commitments with respect to the type and amount of infrastructure to be installed on our property or the amount of revenue to be received by us and generally provide for automatic renewal-based increases in royalties that are tied to the CPI or negotiated on a case-by-case basis.

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

Resource Royalties. We lease our surface acreage to customers to construct and operate, at their expense, brackish water wells and sand mines to provide in-basin water and sand for use in oil and natural gas completion operations. Such customers hold the exclusive right to the water and sand extracted from the leased surface acreage and may be required to make minimum royalty payments as a result. The agreements pursuant to which we receive resource royalties have varying primary terms of at least one year, contain rights for renewal so long as the customer continues to operate on our land and generally do not impose minimum production requirements on our customers. We typically receive a fee when the contract is executed and a fixed royalty per barrel of water or ton of sand extracted. In situations where our customers do not operate brackish water wells on our surface but require the use of water for their operations, customers generally must acquire such water from us for our customary fee.

Oil and Gas Royalties

Oil and Gas Royalties. Oil and gas royalties are received in connection with oil and natural gas mineral interests owned by us. Oil and gas royalties are recognized as revenue as oil and gas are produced or severed from the mineral lease. The oil and gas royalties we receive are dependent upon market prices for oil and natural gas, which, given such prices’ volatility, may cause our oil and gas royalties to fluctuate, and producer specific location and contractual price differences. Oil and gas royalties also include mineral lease bonus revenues, which we receive by leasing our mineral interests to E&P companies. When we execute a mineral lease contract, the lease generally transfers the rights to any oil or natural gas discovered to the E&P company and grants us the right to a specified royalty interest payable on future production.

We expect our fee-based revenues to grow over time relative to our oil and gas royalties. While our focus is on fee-based arrangements, our oil and gas royalties fluctuate with market prices for oil and natural gas. The following table presents the amount and relative percentage of each component of our revenues for the following periods:

	Three Months Ended March 31,
	2025		2024
	Amount ($)%		Amount ($)%
Surface use royalties and revenues
Surface use royalties	$17,437	39.7%	$4,205	22.1%
Easements and other surface-related revenues	8,772	20.0%	5,137	27.0%
Resource sales and royalties
Resource sales	7,351	16.7%	3,508	18.5%
Resource royalties	7,005	15.9%	1,979	10.4%
Oil and gas royalties	3,386	7.7%	4,185	22.0%
Total revenue	$43,951	100.0%	$19,014	100.0%

Our revenues depend heavily on our customers’ activities on and around our land and may vary significantly from period to period as a result of the development of new revenue streams, fluctuations in commodity prices, regulatory developments, including policies related to tariffs and international trade, changes in volumes produced on our land and our acquisition strategy. For example, oil and natural gas prices have historically been volatile. Lower commodity prices may decrease our revenues as customers on and around our land decrease their activity levels in response to low commodity prices. Although we intend to pursue additional opportunities to increase our revenue streams and introduce additional revenue components, including through solar power generation, power storage and battery projects, water treatment and desalination facilities, fueling stations, digital infrastructure, telecommunication towers and equipment and other opportunities, there can be no assurance that such revenue streams will materially diversify our revenue streams.

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

Prior to the IPO, share-based compensation expense only included expense allocated to us for NDB LLC’s Incentive Unit plan. The NDB Incentive Unit awards were classified as liability awards by NDB LLC and required periodic remeasurement. On July 1, 2024, in accordance with the Division, in which NDB LLC was divided into two Delaware limited liability companies, the holders of the NDB Incentive Units were issued an identical number of Incentive Units at LandBridge Holdings. As of the date of the Division, the Incentive Units held at LandBridge Holdings are the only incentive units attributable to and allocated to the Company. The Incentive Units are accounted for as a modification and have been transitioned to equity award accounting and, as such, do not require periodic remeasurements. The share-based compensation for the Incentive Units is fully allocated to the noncontrolling interest as the contractual obligation to satisfy the Incentive Units exists at LandBridge Holdings and any actual cash expense associated with such Incentive Units is borne solely by LandBridge Holdings and not the Company.

In connection with the IPO, our Board adopted a long term incentive plan (the “LTIP”). The LTIP allows for the grant of options, SARs, RSUs, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards or any combination thereof. Under the LTIP, participants have been granted RSUs. Share-based compensation associated with RSUs is allocated between the Company and the noncontrolling interest based on relative ownership. Substantially all share-based compensation is included in general and administrative expense with an immaterial amount included in other operating and maintenance expense on the unaudited condensed consolidated statements of operations prior to allocation to the noncontrolling interest. See Note 8 — Share-Based Compensation within the notes to our Financial Statements for additional information regarding share-based compensation.

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

Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful because these supplemental non-GAAP financial measures allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period, and against our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA and Adjusted EBITDA Margin because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Please read “— Non-GAAP Financial Measures” for reconciliations and additional information regarding these non-GAAP financial measures.

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

Management believes Free Cash Flow and Free Cash Flow Margin are useful because these supplemental non-GAAP financial measures allow for an effective evaluation of both our operating and financial performance, as well as the capital intensity of our business, and subsequently the ability of our operations to generate cash flow that is available to distribute to our shareholders, reduce leverage or support acquisition activities. Please read “— Non-GAAP Financial Measures” for reconciliations and additional information regarding these non-GAAP financial measures.

Factors Affecting the Comparability of Our Results of Operations

In this Quarterly Report, we present our historical results of operations for the three months ended March 31, 2025 and 2024. Our future results of operations will not be directly comparable to the historical results of operations of our predecessor for the periods presented as a result of the significant growth of our business and new contracting activity completed during each year of our operation, which are not reflected in our operating results until such contracting activity has been completed. We have also experienced additional significant growth in our business following the completion of various acquisitions, resulting in our future results of operations for periods following the consummation of such acquisitions to not be directly comparable with our historical results.

Public Company Costs

As a result of the IPO, we incurred incremental, non-recurring costs related to our transition to a publicly traded and taxable entity, including the costs of the IPO and the costs associated with the implementation of Sarbanes-Oxley Act internal controls and testing. We have incurred and expect to continue to incur additional significant and recurring expenses as a publicly traded company, including costs associated with SEC reporting and compliance requirements, consisting of the preparation and filing of annual and quarterly reports, registrar and transfer agent fees, national stock exchange fees, audit fees, legal fees, investor relations expenses, incremental director and officer liability insurance costs and director and officer compensation expenses. These expenses are not included in our results of operations prior to the IPO. Additionally, we have hired additional employees and consultants, including accounting and legal personnel, in order to comply with the requirements of being a publicly traded company.

Corporate Reorganization

We were formed to serve as the issuer in the IPO and have no previous operations, assets or liabilities. The historical consolidated financial statements included in this Quarterly Report are based on the financial statements of our accounting predecessor, OpCo, prior to the Corporate Reorganization in connection with the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the Corporate Reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.

Long Term Incentive Plan

In order to incentivize individuals providing services to us or our affiliates, our Board adopted the LTIP for employees and directors. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including our directors, may be eligible to receive awards under the LTIP at the discretion of our Board or a committee thereof, as applicable. The LTIP provides for the grant, from time to time, at the discretion of our Board, or a committee thereof, of options, share appreciation rights, restricted shares, restricted share units, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards and performance awards intended to align the interests of employees, directors and service providers with those of our shareholders. As such, our historical financial data may not present an accurate indication of what our actual results would have been if we had implemented the LTIP prior to the periods presented within.

Acquisitions

Subsequent to the first quarter of 2024, we acquired approximately 190,000 surface acres through the consummation of various acquisitions, which will impact the comparability of our results of operations. We expect to pursue opportunistic future land acquisitions that compliment or expand our current land position, which may impact the comparability of our results.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenues:
Surface use royalties	$17,437	$4,205
Easements and other surface-related revenues	8,772	5,137
Resource sales	7,351	3,508
Resource royalties	7,005	1,979
Oil and gas royalties	3,386	4,185
Total revenues	43,951	19,014

Resource sales-related expense	458	673
Other operating and maintenance expense	1,127	517
General and administrative expense	14,728	2,159
Depreciation, depletion, amortization and accretion	2,601	2,145
Operating income	25,037	13,520

Interest expense, net	7,977	2,884
Other income	-	(241)
Income from operations before taxes	17,060	10,877
Income tax expense	1,601	101
Net income	$15,459	$10,776

Total revenues. Total revenues increased by $25.0 million, or 131%, to $44.0 million for the three months ended March 31, 2025, as compared to $19.0 million for the three months ended March 31, 2024. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $13.2 million, or 314%, to $17.4 million for the three months ended March 31, 2025, as compared to $4.2 million for the three months ended March 31, 2024. The increase was primarily attributable to increased produced water handling and associated skim oil royalties of $12.9 million and industrial waste handling royalties of $0.3 million on our surface for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase associated with produced water handling royalties is primarily driven by a significant increase in produced water handling volume of approximately 1,100 Mbbl/d related to our acquisitions in 2024 coupled with organic growth.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $3.7 million, or 73%, to $8.8 million for the three months ended March 31, 2025, as compared to $5.1 million for the three months ended March 31, 2024. The increase was primarily attributable to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $2.3 million, $0.8 million related to surface drilling location easements and $0.6 million in other surface easements for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Resource sales. Resource sales increased by $3.9 million, or 111%, to $7.4 million for the three months ended March 31, 2025, as compared to $3.5 million for the three months ended March 31, 2024. Brackish water sales volume increased by 1.5 million barrels, or 14%, to 12.2 million barrels for the three months ended March 31, 2025, as compared to 10.7 million barrels for the three months ended March 31, 2024. Additionally, the per unit sales price increased by approximately 60%. The brackish water sales volume increase is primarily due to the timing of customer demand in the areas surrounding our surface acreage, primarily upstream drilling and completion operations. The increase in unit sales rates were driven by the customer contract mix for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Resource royalties. Resource royalties increased by $5.0 million, or 250%, to $7.0 million for the three months ended March 31, 2025, as compared to $2.0 million for the three months ended March 31, 2024. The increase was primarily attributable to brackish water royalties of $4.8 million as a result of the East Stateline Ranch acquisition in the second quarter of 2024 and an increase primarily attributable to sand mine volumes of $0.2 million.

Oil and gas royalties. Oil and gas royalties decreased by $0.8 million, or 19%, to $3.4 million for the three months ended March 31, 2025, as compared to $4.2 million for the three months ended March 31, 2024, which consists of decreased royalty income of $0.5 million attributable to lower volume and $0.3 million attributable to lower commodity prices. The table below provides operational and financial data by oil and gas royalty stream for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Net royalty volumes:
Oil (MBbls)	34	46
Natural Gas (MMcf)	190	171
NGL (MBbls)	17	21
Equivalents (MBoe)	83	96
Equivalents (MBoe/d)	0.9	1.1

Oil and gas royalties (in thousands):
Oil royalties	$2,419	$3,508
Natural gas royalties	558	238
NGL royalties	409	439
Oil and gas royalties	3,386	4,185
Mineral lease income	-	-
Total oil and gas royalties	$3,386	$4,185

Realized prices
Oil ($/Bbl)	$71.15	$76.26
Natural gas ($/Mcf)	$2.94	$1.39
NGL ($/Bbl)	$24.06	$20.90
Equivalents ($/Boe)	$40.80	$43.59

Resource sales-related expense. Resource sales-related expense decreased by $0.2 million, or 29%, to $0.5 million for the three months ended March 31, 2025, as compared to $0.7 million for the three months ended March 31, 2024. The decrease was primarily attributable to lower utility expenses associated with sales of brackish water due to connection to permanent power infrastructure.

Other operating and maintenance expense. Other operating and maintenance expense increased by $0.6 million, or 120%, to $1.1 million for the three months ended March 31, 2025, as compared to $0.5 million for the three months ended March 31, 2024. The increase was primarily attributable to higher field overhead, insurance, and property tax related to Wolf Bone Ranch and other acquisitions in the fourth quarter of 2024.

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $2.2 million, or 157%, to $3.6 million for the three months ended March 31, 2025, as compared to $1.4 million for the three months ended March 31, 2024. The increase was primarily attributable to increased corporate shared services allocation from WaterBridge of $1.0 million, higher professional services fees of $0.8 million associated with transitioning to a publicly-traded company, increased employee-related expenses of $0.2 million to support acquired acreage and increased insurance expense of $0.2 million related to land acquired in 2024.

General and administrative expense, inclusive of share-based compensation, increased by $12.5 million, or 568%, to $14.7 million for the three months ended March 31, 2025, as compared to $2.2 million for the three months ended March 31, 2024. The increase was attributable to the change in share-based compensation expense of $10.3 million and increased cash expenses noted above. The share-based compensation expense is comprised of an increase related to the Incentive Units of $8.1 million and RSUs of $2.2 million attributable to awards issued after the IPO in 2024. See Note 8 — Share-Based Compensation within the notes to our Financial Statements.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion increased by $0.5 million, or 24%, to $2.6 million for the three months ended March 31, 2025, as compared to $2.1 million for the three months ended March 31, 2024. The increase was primarily attributable to higher amortization expense of $0.6 million related to acquired customer contracts associated with acquisitions completed in the fourth quarter of 2024, higher depreciation expense of $0.1 million related to capital expenditures associated with brackish water supply infrastructure partially offset by lower depletion expense of $0.2 million due to a natural decline in oil and gas production with minimal oil and gas royalty development activities.

Interest expense, net. Interest expense, net, increased by $5.1 million, or 176%, to $8.0 million for the three months ended March 31, 2025, as compared to $2.9 million for the three months ended March 31, 2024. The increase was primarily attributable to additional borrowings under our Credit Facilities during the three months ended March 31, 2025, as compared to borrowings for the three months ended March 31, 2024. See “— Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin are supplemental non-GAAP financial measures that we use to evaluate current, past and expected future performance. Although these non-GAAP financial measures are important factors in assessing our operating results and cash flows, these supplemental non-GAAP financial measures should not be considered in isolation or as a substitute for net income or gross margin or any other measures presented under GAAP.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table sets forth a reconciliation of net income as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated.

	Three Months Ended March 31,
	2025	2024

Net income	$15,459	$10,776
Adjustments:
Depreciation, depletion, amortization and accretion	2,601	2,145
Interest expense, net	7,977	2,884
Income tax expense	1,601	101
EBITDA	27,638	15,906
Adjustments:
Share-based compensation - Incentive Units (1)	8,945	810
Share-based compensation - RSUs	2,195	-
Transaction-related expenses (2)	-	191
Adjusted EBITDA	$38,778	$16,907
Net income margin	35%	57%
Adjusted EBITDA Margin	88%	89%
(1)
Share-based compensation - Incentive Units for the three months ended March 31, 2025, consists only of the Incentive Units. Share-based compensation - Incentive Units for the three months ended March 31, 2024, consists only of the NDB Incentive Units. NDB Incentive Units were liability awards resulting in periodic fair value remeasurement prior to the Division. Subsequent to the IPO, any actual cash expense associated with such Incentive Units is borne solely by LandBridge Holdings and not the Company. Distributions attributable to Incentive Units are based on returns received by investors of LandBridge Holdings once certain return thresholds have been met and are neither an obligation of the Company nor taken into consideration for distributions to investors in the Company.
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

	Three Months Ended March 31,
	2025	2024

Net cash provided by operating activities	$15,913	$17,215
Net cash used in investing activities	(17,867)	(55,161)
Cash used in operating and investing activities	(1,954)	(37,946)
Adjustments:
Acquisitions	17,818	55,072
Proceeds from disposal of assets	(20)	-
Free Cash Flow	$15,844	$17,126
Operating cash flow margin (1)	36%	91%
Free Cash Flow Margin	36%	90%
(1)
Operating cash flow data is calculated by dividing net cash provided by operating activities by total revenue.

Liquidity and Capital Resources

Overview

Following the completion of the IPO, our primary sources of liquidity are cash flows from operating activities and, if required, proceeds from borrowings under our Credit Facilities. Our primary liquidity and capital requirements will be for our operating expenses, servicing of our debt, the payment of dividends and distributions to our shareholders, if any, general company needs and investing in our business, including the potential acquisition of additional surface acreage, such as the Acquisitions. Although we believe that we will be able to partially or fully fund our short-term and long-term capital expenditures, working capital requirements and other capital needs with cash on hand and cash flows from operating activities, we may elect to use borrowings under our credit facilities to finance our operating and investing activities. See “— Debt Instruments — Credit Facilities.”

We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our target liquidity and capital requirements. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase, our cash flows and liquidity could be reduced and we could be required to seek alternative financing sources. As of March 31, 2025, we had a working capital surplus, defined as current assets less current liabilities, of $31.8 million and we had cash and cash equivalents of $14.9 million. As of December 31, 2024, we had a working capital surplus of $38.9 million and cash and cash equivalents of $37.0 million.

Dividends and Distributions

During the three months ended March 31, 2025, we paid a cash dividend of $0.10 per share to Class A shareholders, totaling $2.3 million, and a corresponding cash distribution of $0.10 per unit to OpCo unitholders, totaling $5.3 million.

During the three months ended March 31, 2025, OpCo paid tax distributions to LandBridge Holdings of $5.8 million pursuant to the OpCo LLC Agreement.

On May 7, 2025, our board of directors declared a dividend on our Class A shares of $0.10 per share, payable on June 19, 2025 to shareholders of record as of June 5, 2025, and a corresponding required cash distribution to OpCo unitholders.

Cash Flow

The following tables summarizes our cash flow for the periods indicated:

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024
Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$15,913	$17,215
Net cash used in investing activities	(17,867)	(55,161)
Net cash (used in) provided by financing activities	(20,143)	9,015
Net decrease in cash and cash equivalents	$(22,097)	$(28,931)

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $1.3 million or 8% to $15.9 million for the three months ended March 31, 2025, as compared to $17.2 million for the three months ended March 31, 2024. The decrease was attributable to cash flow related to working capital accounts of $17.5 million, primarily due to accounts receivable and related party accounts receivable, partially offset by higher net income, net of non-cash items, of $16.2 million. The higher accounts receivable and related party accounts receivable working capital balances are directly attributable to increased surface use royalties, resources sales and resource royalties that collectively increased $14.6 million, or 85%, for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $37.3 million or 68% to $17.9 million for the three months ended March 31, 2025, as compared to $55.2 million for the three months ended March 31, 2024. The decrease was primarily attributable to lower acquisition-related expenditures for the three months ended March 31, 2025 related to one surface acquisition, as compared to the multiple acquisitions and acquisition-related expenditures incurred during the three months ended March 31, 2024.

Net Cash (Used In) Provided by Financing Activities. Net cash from financing activities decreased $29.1 million or 323% to $20.1 million of cash used in financing activities for the three months ended March 31, 2025, as compared to cash provided by financing activities of $9.0 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, cash used in financing activities consisted of $13.6 million of dividends and distributions paid, $5.8 million of debt repayments, and $0.6 million of offering costs paid. For the three months ended March 31, 2024, cash provided by financing activities was attributable to $10.0 million of debt proceeds, net of repayments and issuance costs, partially offset by $0.9 million of offering costs paid.

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

The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the size of the acquisition opportunity, our cash flows from operating activities and our investing and financing activities. For the three months ended March 31, 2025, we incurred $17.8 million in acquisition-related capital expenditures, inclusive of $0.2 million of transaction-related expenses, in connection with the consummation of an acquisition.

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

As our Board declares cash dividends to our Class A shareholders, we expect the dividend to be paid from Free Cash Flow. We do not currently expect to borrow funds or to adjust planned capital expenditures to finance dividends on our Class A shares, if any such dividends were to be declared by our Board. The timing, amount and financing of dividends, if any, will be subject to the discretion of our Board from time to time.

Debt Instruments

Credit Facilities

On July 3, 2023, the Company entered into (i) a four-year term loan (the “Term Loan”), and (ii) a four-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”), which were subsequently amended. Our Credit Facilities are secured by a first priority security interest in substantially all of our assets and the assets of our restricted subsidiaries, which are party to our Credit Facilities as guarantors. Our Credit Facilities include certain customary affirmative and negative covenants, which, among other things, restrict our ability and our restricted subsidiaries’ ability, subject to certain exceptions, to incur debt, grant liens, make restricted payments and investments, issue equity, sell or lease assets, dissolve or merge with another entity, enter into transactions with affiliates or restrictive agreements, change our business, prepay debt and amend our organizational documents and material agreements. The Company was in compliance with these covenants as of March 31, 2025. See Note 6 — Debt within the notes to our Financial Statements for further information with respect to such affirmative and restrictive covenants.

As of March 31, 2025, we had $379.3 million of outstanding borrowings consisting of $30.0 million of revolving credit borrowings and $349.3 million of term loan borrowings. As of March 31, 2025, we have $70.0 million remaining in available commitments under the Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings outstanding under the Credit Facilities for the three months ended March 31, 2025 was 7.82% in the case of revolving credit borrowings and 7.74% in the case of term loan borrowings.

Critical Accounting Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our 2024 Form 10-K.

Recently Issued Accounting Pronouncements

For a summary of recently issued accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies within the notes to our Financial Statements.

Internal Controls and Procedures

We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of the effectiveness of our internal control over financial reporting under Section 404 until our second annual report on Form 10-K.

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

Interest Rate Risks

Our ability to borrow and the rates offered by lenders can be adversely affected by deterioration in the credit markets and/or deterioration of our credit profile rating. We may elect for outstanding borrowings under our credit facilities to accrue interest at a rate based on either the Term SOFR, or the base rate, plus an applicable margin, which exposes us to interest rate risk to the extent we have borrowings outstanding under our credit facilities.

As of March 31, 2025, we had $379.3 million of outstanding borrowings consisting of $30.0 million of revolving credit borrowings and $349.3 million of term loan borrowings. The weighted average interest rate on the borrowings outstanding under our Credit Facilities for the three months ended March 31, 2025 was 7.82% in the case of revolving credit borrowings, and 7.74% in the case of term loan borrowings. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be $3.8 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness. See “— Debt Instruments — Credit Facilities.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the 2024 Form 10-K. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser repurchased any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LandBridge Company LLC.

Date:	May 7, 2025	By:	/s/ Jason Long
Jason Long
Chief Executive Officer