Form 10-Q
period 2025-06-30
LandBridge Co LLC
filed 2025-08-05
CIK 1995807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 25,337,028 Class A shares and 51,213,492 Class B shares, outstanding.

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

Completion. The process of preparing a well for the production of oil and gas by injecting high-pressure fluids mixed with proppants to create fractures in reservoir rock to enhance permeability.

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

East Stateline Ranch Acquisition. The acquisition of approximately 103,000 surface acres in Loving and Winkler Counties, Texas and Lea County, New Mexico from a private third-party seller in May 2024.

E&P companies. Oil and natural gas exploration and production companies, including producers and/or operators.

Five Point. Five Point Infrastructure LLC, a Delaware limited liability company and our financial sponsor.

GAAP. Accounting principles generally accepted in the United States of America.

Incentive Units. Management incentive units consisting of time-based awards of profits interests in LandBridge Holdings.

LandBridge. LandBridge Company LLC, a Delaware limited liability company.

LandBridge Holdings. LandBridge Holdings LLC, a Delaware limited liability company and portfolio company of funds affiliated with Five Point that owns 100% of our Class B shares.

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

Permian Basin. A large sedimentary basin located in West Texas and southeastern New Mexico with significant historical and current oil and gas exploration and production activity.

Produced water. Water produced from an oil and natural gas well alongside crude oil and natural gas.

Produced water handling facilities. Facilities utilized for the treatment, handling and disposal of produced water.

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

WaterBridge. Collectively, WaterBridge NDB Operating LLC and WaterBridge Operating LLC, each (i) a Delaware limited liability company, (ii) a portfolio company of funds affiliated with Five Point and (iii) an affiliate of the Company, and their respective subsidiaries.

Wolf Bone Ranch Acquisition. The acquisition of approximately 46,000 largely contiguous surface acres in the Southern Delaware Basin.

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
•
the domestic and foreign supply of, and demand for, energy sources, including the impact of political instability or armed conflict in oil and natural gas producing regions, including the Russia-Ukraine war, as well as the Israel-Hamas conflict and heightened tensions in the Middle East, including with Iran, actions relating to oil price and production controls by the members of the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other allied producing countries, such as announcements of potential changes to oil production levels;
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

•
our and our customers’ liquidity and ability to access the capital markets on favorable terms, or at all, which depends on general market conditions, including the impact of inflation, tariffs and international trade, interest rates and related governmental policies;
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
•
changes in laws and regulations (or the interpretation thereof), such as the One Big Beautiful Bill Act (the “BBB Act”), including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate brackish water transfer, carbon pricing, pipeline construction, data privacy, taxation or emissions, leasing, permitting or drilling and various other environmental matters;
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

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2025	2024
Current assets:
Cash and cash equivalents	$20,345	$37,032
Accounts receivable, net	17,881	12,544
Related party accounts receivable (Note 10)	2,702	2,111
Prepaid expenses and other current assets	3,212	1,628
Total current assets	44,140	53,315

Non-current assets:
Property, plant and equipment, net	918,312	902,742
Intangible assets, net	42,985	45,265
Deferred tax assets	58,548	29,416
Other assets	2,395	1,741
Total non-current assets	1,022,240	979,164
Total assets	$1,066,380	$1,032,479

Liabilities and equity
Current liabilities:
Accounts payable	$510	$489
Taxes payable	455	2,286
Related party accounts payable (Note 10)	782	686
Accrued liabilities	6,280	7,185
Current portion of long-term debt	171	424
Deferred revenue	1,059	1,221
Other current liabilities	1,104	2,119
Total current liabilities	10,361	14,410

Non-current liabilities:
Long-term debt, net of debt issuance costs	370,872	380,815
Other long-term liabilities	182	183
Total non-current liabilities	371,054	380,998
Total liabilities	381,415	395,408

Class A shares, unlimited shares authorized and 25,155,419 shares issued and outstanding as of June 30, 2025. Unlimited shares authorized and 23,255,419 shares issued and outstanding as of December 31, 2024	254,022	208,427
Class B shares, unlimited shares authorized and 51,213,492 shares issued and outstanding as of June 30, 2025. Unlimited shares authorized and 53,227,852 shares issued and outstanding as of December 31, 2024	-	-
Retained earnings	12,426	3,349
Total shareholders’ equity attributable to LandBridge Company LLC	266,448	211,776
Noncontrolling interest	418,517	425,295
Total shareholders’ equity	684,965	637,071
Total liabilities and equity	$1,066,380	$1,032,479

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Surface use royalties	$9,019	$3,304	$19,540	$4,902
Surface use royalties - Related party (Note 10)	7,676	3,667	14,591	6,275
Easements and other surface-related revenues	14,271	5,088	20,711	9,842
Easements and other surface-related revenues - Related party (Note 10)	3,248	2,376	5,581	2,759
Resource sales	5,456	3,618	12,622	7,034
Resource sales - Related party (Note 10)	181	179	367	272
Resource royalties	3,841	2,139	7,999	4,117
Resource royalties - Related party (Note 10)	1,107	1,107	3,953	1,107
Oil and gas royalties	2,734	4,475	6,120	8,660
Total revenues	47,533	25,953	91,484	44,968

Resource sales-related expense	489	643	947	1,316
Other operating and maintenance expense	1,065	611	2,189	1,129
General and administrative expense	14,800	73,823	29,492	75,983
Depreciation, depletion, amortization and accretion	2,545	2,112	5,146	4,256
Other operating expense, net	132	-	171	-
Operating income (loss)	28,502	(51,236)	53,539	(37,716)

Interest expense, net	7,879	6,280	15,856	9,164
Other income	-	-	-	(241)
Income (loss) from operations before taxes	20,623	(57,516)	37,683	(46,639)
Income tax expense	2,148	137	3,749	238
Net income (loss)	18,475	$(57,653)	33,934	$(46,877)
Net income attributable to noncontrolling interest	10,973		19,968
Net income attributable to LandBridge Company LLC	$7,502		$13,966

Net income per share of Class A shares
Basic	$0.30		$0.57
Diluted	$0.24		$0.44
Weighted average shares outstanding of Class A shares
Basic	24,069,705		23,664,811
Diluted	76,394,121		76,429,063

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands, except share amounts)

(unaudited)

	Class A		Class B		Retained Earnings	Non- controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2025	23,255,419	$208,427	53,227,852	$-	$3,349	$425,295	$637,071
Net income	-	-	-	-	6,464	8,995	15,459
Deemed non-cash contributions	-	-	-	-	-	8,945	8,945
RSU share-based compensation expense	-	668	-	-	-	1,527	2,195
Cancellation of Class B shares	-	-	(34,674)	-	-	-	-
Tax distributions	-	-	-	-	-	(5,821)	(5,821)
Dividends and distributions	-	-	-	-	(2,326)	(5,336)	(7,662)
RSU dividend equivalent rights	-	-	-	-	(23)	(52)	(75)
Changes in ownership interest adjustment	-	860	-	-	-	(860)	-
Offering costs	-	(450)	-	-	-	-	(450)
Balance at March 31, 2025	23,255,419	$209,505	53,193,178	$-	$7,464	$432,693	$649,662
Net income	-	-	-	-	7,502	10,973	18,475
Deemed non-cash contributions	-	-	-	-	-	9,044	9,044
RSU share-based compensation expense	-	715	-	-	-	1,512	2,227
Redemption of Class B shares for Class A shares	1,900,000	-	(1,900,000)	-	-	-	-
Cancellation of Class B shares	-	-	(79,686)	-	-	-	-
Tax distributions	-	-	-	-	-	(16,650)	(16,650)
Dividends and distributions	-	-	-	-	(2,515)	(5,124)	(7,639)
RSU dividend equivalent rights	-	-	-	-	(25)	(51)	(76)
Changes in ownership interest adjustment	-	13,880	-	-	-	(13,880)	-
Tax impact of ownership interest adjustment	-	30,123	-	-	-	-	30,123
Offering costs	-	(201)	-	-	-	-	(201)
Balance at June 30, 2025	25,155,419	$254,022	51,213,492	$-	$12,426	$418,517	$684,965

							Total Member’s Equity
							Amount
Balance at January 1, 2024							$150,747
Deemed non-cash contributions							810
Net income							10,776
Balance at March 31, 2024							$162,333
Contribution from member							$120,000
Deemed non-cash contributions							71,762
Net loss							(57,653)
Balance at June 30, 2024							$296,442

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$33,934	$(46,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	5,146	4,256
Amortization of debt issuance costs	1,079	723
Share-based compensation	22,411	72,572
Deferred income tax expense	991	-
Other	6	-
Changes in operating assets and liabilities:
Accounts receivable	(5,342)	136
Related party accounts receivable	(591)	(1,825)
Prepaid expenses and other assets	(1,778)	482
Accounts payable	(42)	(6)
Related party accounts payable	96	33
Deferred revenue	(162)	523
Accrued liabilities and other liabilities	(672)	3,393
Taxes payable	(1,831)	(152)
Net cash provided by operating activities	53,245	33,258

Cash flows from investing activities
Acquisitions	(18,762)	(430,510)
Capital expenditures	(1,309)	(458)
Proceeds from disposal of assets	125	-
Net cash used in investing activities	(19,946)	(430,968)

Cash flows from financing activities
Contributions from member	-	120,000
Dividends, dividend equivalents, and distributions paid	(37,923)	-
Proceeds from term loan	-	265,000
Repayments on term loan	(5,750)	(10,000)
Proceeds from revolver	10,000	15,000
Repayments on revolver	(15,000)	-
Debt issuance costs	(40)	(3,404)
Offering costs	(977)	(1,831)
Other	(296)	(232)
Net cash (used in) provided by financing activities	(49,986)	384,533
Net decrease in cash and cash equivalents	(16,687)	(13,177)
Cash and cash equivalents - beginning of period	37,032	37,823
Cash and cash equivalents - end of period	$20,345	$24,646

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of the Company have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

In these Financial Statements, periods prior to the IPO reflect the financial statements of OpCo and its subsidiaries. Periods subsequent to the IPO closing on July 1, 2024, reflect the financial statements of the consolidated Company, including LandBridge, OpCo and its subsidiaries.

Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

Adjustment of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Consolidated Financial Statements filed in our Annual Report on Form 10-K for the period ended December 31, 2024 and our Quarterly Report on Form 10-Q for the period ended March 31, 2025, the Company identified two errors in connection with its December 2024 private placement of Class A shares and the corresponding purchase of 2,498,751 OpCo Units from LandBridge Holdings, along with the cancellation of a corresponding number of Class B shares held by LandBridge Holdings. The Company did not correctly rebalance the carrying amount of the non-controlling interest (“NCI”) to reflect the ownership change at OpCo in connection with the December 2024 purchase of OpCo Units, resulting in an understatement of the NCI amount and an overstatement of the Class A amount of $253.2 million, respectively, on the consolidated balance sheets and the consolidated statement of shareholders’ and member’s equity as of December 31, 2024. Further, a cancellation of OpCo Units occurred during the three months ended March 31, 2025 resulting in an overstatement of the NCI and an understatement of the Class A amount for that period. Additionally, the Company did not reflect the deferred tax asset generated from the step-up in tax basis associated with the December 2024 purchase of OpCo Units, resulting in an understatement of deferred tax assets and Class A amount of $29.0 million, respectively, on the consolidated balance sheets and consolidated statement of shareholders’ and member’s equity as of December 31, 2024.

We assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99 and Staff Accounting Bulletin No. 108, and concluded the error was not material to any of our previously-issued quarterly or annual financial statements. However, we determined that it was appropriate to revise the applicable items in our previously-issued

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

financial statements. The adjustment to deferred tax assets of $29.0 million adjusts the investment in partnership amount within Note 7 — Income Taxes of the Company’s consolidated financial statements contained in the 2024 Form 10-K. The error has no impact on the results of operations in our previously reported consolidated statements of operations, including net (loss) income or net income per share of Class A shares, or to cash flows in our previously reported consolidated statements of cash flows. The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported consolidated financial statements:

Consolidated Balance Sheets	December 31, 2024
(in thousands)	As Previously Reported	Adjustment	As Adjusted
Deferred tax assets	$411	$29,005	$29,416
Total non-current assets	950,159	29,005	979,164
Total assets	1,003,474	29,005	1,032,479

Class A shares, unlimited shares authorized and 23,255,419 shares issued and outstanding as of December 31, 2024. None authorized, issued or outstanding as of December 31, 2023.	432,663	(224,236)	208,427
Total shareholders’ equity attributable to LandBridge Company LLC	436,012	(224,236)	211,776
Noncontrolling interest	172,054	253,241	425,295
Total shareholders’ and member’s equity	608,066	29,005	637,071
Total liabilities and equity	1,003,474	29,005	1,032,479

Consolidated Balance Sheets	March 31, 2025 (Unaudited)
(in thousands)	As Previously Reported	Adjustment	As Adjusted
Deferred tax assets	$72	$29,005	$29,077
Total non-current assets	964,506	29,005	993,511
Total assets	1,008,100	29,005	1,037,105

Class A shares, unlimited shares authorized and 23,255,419 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	432,881	(223,376)	209,505
Total shareholders’ equity attributable to LandBridge Company LLC	440,345	(223,376)	216,969
Noncontrolling interest	180,312	252,381	432,693
Total shareholders’ equity	620,657	29,005	649,662
Total liabilities and equity	1,008,100	29,005	1,037,105

Consolidated Statements of Shareholders’ and Member’s Equity	Class A Amount			Non-controlling interest amount			Total Shareholders’ and Member’s Equity
(in thousands)	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Changes in ownership interest adjustment	$-	$(253,241)	$(253,241)	$-	$253,241	$253,241	$-	$-	$-
Tax impact of interest adjustment	-	29,005	29,005	-	-	-	-	29,005	29,005
Balance at December 31, 2024	432,663	(224,236)	208,427	172,054	253,241	425,295	608,066	29,005	637,071

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Consolidated Statements of Shareholders’ Equity	Class A Amount			Non-controlling interest amount			Total Shareholders’ Equity
(in thousands)	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
Balance at January 1, 2025	$432,663	$(224,236)	$208,427	$172,054	$253,241	$425,295	$608,066	$29,005	$637,071
Changes in ownership interest adjustment	-	860	860	-	(860)	(860)	-	-	-
Balance at March 31, 2025	432,881	(223,376)	209,505	180,312	252,381	432,693	620,657	29,005	649,662

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

Noncontrolling Interest

Our Financial Statements include a noncontrolling interest representing the percentage of OpCo Units not held by us. The noncontrolling interest is subject to change in connection with various equity transactions such as issuances of Class A shares, the redemption of Class B shares (and corresponding OpCo Units) for Class A shares, or the cancellation of Class B shares (and corresponding OpCo Units).

Segment Information

The Company operates in a single operating and reportable segment. All of our long-lived assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defines characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company’s one segment approach is consistent with the reporting structure of the Company’s internal organization, as well as with the financial information used by the Company’s CODM. The Company’s CODM is the Chief Executive Officer who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with GAAP is net income (loss), as presented on our consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company presents all of its significant segment expenses and other metrics as used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in our Financial Statements.

Significant Accounting Policies

As of June 30, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies of its consolidated financial statements contained in the 2024 Form 10-K. There were no significant updates or revisions to our accounting policies during the three and six months ended June 30, 2025.

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

3.
Asset Acquisitions

On February 25, 2025, the Company acquired approximately 3,000 surface acres in Lea County, New Mexico, from a private third-party seller for total cash consideration of $17.1 million, inclusive of $0.4 million in transaction costs. The purchase consideration was all attributed to land value.

On April 11, 2025, the Company acquired approximately 800 surface acres in Reeves County, Texas, from a private third-party seller for total cash consideration of $0.7 million, inclusive of $0.1 million in transaction costs. The purchase consideration was all attributed to land value.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4.
Property, Plant and Equipment

As of June 30, 2025 and December 31, 2024, property, plant and equipment, net of accumulated depreciation and depletion consisted of the following:

	June 30,	December 31,
	2025	2024
Oil and natural gas properties
Proved	$36,068	$36,068
Unproved	3,043	3,043
Total oil and natural gas properties	39,111	39,111
Land and land improvements	872,359	855,092
Water wells, pipelines, facilities, ponds and related equipment	21,411	21,109
Buildings, vehicles, equipment, furniture and other	5,217	5,162
Construction in progress	794	14
	938,892	920,488
Less: accumulated depreciation and depletion	(20,580)	(17,746)
Total property, plant and equipment, net	$918,312	$902,742

Depreciation expense and depletion expense for the three and six months ended June 30, 2025 and 2024 are shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$783	$632	$1,547	$1,243
Depletion expense	622	887	1,319	1,832
Total depreciation and depletion expense	$1,405	$1,519	$2,866	$3,075

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

The calculation of our effective tax rate was as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) before income taxes	$20,623	$(57,516)	$37,683	$(46,639)
Income tax expense	$2,148	$137	$3,749	$238
Effective tax rate	10.42%	(0.24%)	9.95%	(0.51%)

The effective tax rate for the three and six months ended June 30, 2025 was lower than the statutory rate of 21.0% primarily due to the impact of the noncontrolling interest.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

On May 23, 2025, LandBridge Holdings redeemed 1,900,000 OpCo Units (together with the cancellation of 1,900,000 of Class B shares) for an equivalent amount of Class A Shares and subsequently sold the Class A Shares in a private transaction pursuant to Rule 144 under the Securities Act through a broker-dealer. The Company did not receive any proceeds from the sale of the Class A Shares. The redemption and exchange of these OpCo Units is treated as a taxable purchase of the redeemed OpCo Units by the Company for U.S. federal and applicable state income tax purposes. As a result of this deemed purchase, the Company’s tax basis in its share of the assets of OpCo increased and the Company recorded a deferred tax asset of $30.1 million for this increase as it is expected to be recovered through future amortization deductions afforded to the Company. Because the deferred tax asset arose in connection with a transaction between the Company and its shareholders, the initial deferred tax asset is recorded in Class A shares on the condensed consolidated balance sheets.

The Company regularly evaluates all deferred tax assets as to their future realization using positive and negative evidence. As of June 30, 2025, the Company believes it is more likely than not that all deferred tax assets will be realized and as a result, the Company has not recorded a valuation allowance against its deferred tax assets.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or the "BBB Act") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the BBB Act makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

6.
Debt

As of June 30, 2025 and December 31, 2024, our debt consisted of the following:

	June 30,	December 31,
	2025	2024
Term loan	$349,250	$355,000
Revolving credit facility	25,000	30,000
Other	200	496
Total debt	374,450	385,496
Current portion of long-term debt	(171)	(424)
Unamortized debt issuance costs (1)	(3,407)	(4,257)
Total long-term debt	$370,872	$380,815
(1)
Unamortized debt issuance costs presented as a reduction to total debt are attributable to the Term Loan

Credit Facilities

On July 3, 2023, the Company entered into (i) a four-year term loan (the “Term Loan”), and (ii) a four-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”), which were subsequently amended to, among other things, increase the principal amount of the Term Loan to $355.0 million and increase the available capacity of the Revolving Credit Facility to $100.0 million. Principal amounts borrowed under the Credit Facilities may be repaid from time to time without penalty. Any principal amounts outstanding on the maturity date, July 3, 2027, become due and payable on such date.

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

The Company was in compliance with these covenants as of June 30, 2025.

The estimated fair value of our Credit Facilities approximates the principal amount outstanding because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

Term Loan

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Debt issuance cost amortization	$426	$390	$852	$519
Interest expense incurred	$6,750	$4,970	$13,517	$6,892
Weighted average interest rate	7.65%	8.42%	7.69%	8.43%

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Revolving Credit Facility

			June 30,	December 31,
			2025	2024
Total facility size			$100,000	$100,000
Less:
Outstanding balance			25,000	30,000
Letters of credit issued			-	-
Available commitment			$75,000	$70,000

Unamortized debt issuance costs			$910	$1,139

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Debt issuance cost amortization	$113	$139	$227	$204
Interest expense incurred	$538	$1,063	$1,027	$1,850
Weighted average interest rate	7.68%	8.41%	7.74%	8.43%

7.
Shareholders’ and Member’s Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the A&R LLC Agreement. Class B shares are not entitled to participate in any dividends our Board may declare.

Redemptions

On May 23, 2025, LandBridge Holdings redeemed 1,900,000 OpCo Units (together with the cancellation of a corresponding number of Class B shares), for 1,900,000 Class A shares and subsequently sold such Class A shares at a price per share of $75.25 pursuant to Rule 144 under the Securities Act. The Company did not receive any proceeds or incur any material expenses from the sale of the Class A shares by LandBridge Holdings. See Note 5 — Income Taxes for additional information regarding the redemption.

During the year ended December 31, 2024, no Class B shares were redeemed for Class A shares.

Cancellations

During the three months ended June 30, 2025, OpCo and the Company cancelled 79,686 OpCo Units held by LandBridge Holdings and a corresponding number of Class B shares in lieu of the payment of a tax distribution by OpCo to the Company in excess of the Company’s current income tax obligation. The number of cancelled OpCo Units was determined based on the Company’s volume weighted average Class A share price for each of the 10 consecutive trading days ending on and including the last full trading day immediately prior to the tax distribution date.

During the three months ended March 31, 2025, OpCo and the Company cancelled 34,674 OpCo Units held by LandBridge Holdings and a corresponding number of Class B shares in lieu of the payment of a tax distribution by OpCo to the Company in excess of the Company’s current income tax obligation. The number of cancelled OpCo Units was determined based on the Company’s volume weighted average Class A share price for each of the 10 consecutive trading days ending on and including the last full trading day immediately prior to the tax distribution date.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders	Rate Per Share
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Second Quarter	June 5, 2025	$2,515	$5,124	$0.10

Tax Distributions	Tax Distributions to LandBridge Holdings
First Quarter	$5,821
Second Quarter	$16,650

On August 4, 2025, our board of directors declared a dividend on our Class A shares of $0.10 per share, payable on September 18, 2025 to shareholders of record as of September 4, 2025, and a corresponding required cash distribution to OpCo unitholders.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Incentive units	$9,044	$71,762	$17,989	$72,572
Restricted share units	2,227	-	4,422	-
Total share-based compensation expense	$11,271	$71,762	$22,411	$72,572

Share-based compensation expense related to incentive units for the three and six months ended June 30, 2025, consists only of the Incentive Units. Share-based compensation expense related to incentive units for the three and six months ended June 30, 2024, consists only of the NDB Incentive Units. NDB Incentive Units were liability awards resulting in periodic fair value remeasurement prior to the Division.

Incentive Units

A summary of Incentive Units activity during the six months ended June 30, 2025 is shown in the following table:

	Incentive Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	30,020	$5,130
Granted	-	-
Forfeited	-	-
Outstanding at June 30, 2025	30,020	$5,130	0.96

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2025, remaining unrecognized compensation expense for the Incentive Units was $62.4 million, which the Company expects to recognize over a weighted average remaining period of approximately 1.9 years.

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

A summary of RSU activity during the six months ended June 30, 2025 is shown in the following table:

(in thousands, except fair value data)	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	749,529	$31.37
Granted	2,677	65.37
Forfeited	-	-
Vested	-	-
Outstanding at June 30, 2025	752,206	$31.49	0.97	$50,834

As of June 30, 2025, remaining unrecognized compensation expense for the RSUs was $15.2 million, which the Company expects to recognize over a weighted average remaining period of approximately 2.1 years.

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

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the three and six months ended June 30, 2025, which represents the periods subsequent to the IPO.

(in thousands, except for share and per share amounts)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Numerator
Net income attributable to LandBridge Company LLC	$7,502	$13,966
Less: Earnings allocated to participating securities	225	428
Basic net income attributable to LandBridge Company LLC	7,277	13,538
Plus: Net income attributable to noncontrolling interest	10,973	19,968
Plus: Undistributed earnings reallocation adjustment to participating securities	(6)	(6)
Diluted net income attributable to Class A shareholders	$18,244	$33,500

Denominator
Basic weighted average shares outstanding	24,069,705	23,664,811
Dilutive Class B shares outstanding	52,324,416	52,764,252
Diluted weighted average shares outstanding	76,394,121	76,429,063

Basic net income per share of Class A shares	$0.30	$0.57
Diluted net income per share of Class A shares	$0.24	$0.44

Class B shares outstanding as of June 30, 2025 were determined to be dilutive and have been included in the computation of diluted net income per share. In addition, weighted-average RSUs of 752,206 and 751,407 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive for the three and six months ended June 30, 2025, respectively, and have been excluded from the computation of diluted net income per share.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10.
Related Party Transactions

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statements Location	2025	2024	2025	2024
Revenues - Related Party
Affiliate access agreements	Surface use royalties	$7,676	$3,667	$14,591	$6,275
Affiliate access agreements	Easements and other surface-related revenues	3,248	2,376	5,581	2,759
Affiliate access agreements	Resource royalties	1,107	1,107	3,953	1,107
Affiliate access agreements	Resource sales	181	179	367	272
		$12,212	$7,329	$24,492	$10,413

		June 30,	December 31,
	Financial Statements Location	2025	2024
Accounts Receivable - Related Party
Affiliate access agreements	Related party accounts receivable	$2,702	$2,111

Accounts Payable - Related Party
Shared services agreement	Related party accounts payable	$782	$686

Shared Services Agreement

The Company is party to a services agreement with WaterBridge Operating LLC (“WaterBridge Operating”), an affiliate of the Company, and other affiliates pursuant to which the Company receives common management and general, administrative, overhead and operating services in support of the Company’s operations and development activities. The Company reimburses all fees incurred by WaterBridge Operating or its affiliates for services provided to the Company under the agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting the Company. For shared expenses paid on behalf of the Company, the costs are directly allocated to the Company based on its pro rata share of the expenses. For the three months ended June 30, 2025 and 2024 the Company paid approximately $2.6 million and $1.0 million for the shared services and direct cost reimbursements, respectively. For the six months ended June 30, 2025 and 2024, the Company paid approximately $5.6 million and $2.1 million for the shared services and direct cost reimbursements, respectively.

Affiliate Access Agreements

The Company is party to facility access and surface use agreements and easements and rights-of-way with WaterBridge Texas Midstream LLC, WaterBridge Stateline LLC and Desert Environmental, each an affiliate of the Company. Under these agreements, the Company has granted such affiliates certain rights to construct, operate and maintain produced water, brackish water and waste reclamation facilities on our land, as applicable, in the ordinary course of business. Each of these agreements includes a standard fee schedule and provision for specified surface use activities. Each of these agreements also includes a provision for royalties related to certain specified activities.

Equity Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. The Company recognized general and administrative expense related to GIS and legal services of $0.1 million in each of the three months ended June 30, 2025 and 2024 and $0.2 million for each of the six months ended June 30, 2025 and 2024.

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

Our financial statements have been prepared in accordance with GAAP. The unaudited condensed consolidated financial statements included herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. The historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of us.

Overview

Land is a fundamental requirement for the development and production of energy and the construction of critical infrastructure. As of June 30, 2025, we owned approximately 277,000 surface acres in and around the Delaware Basin sub-region in the prolific Permian Basin, which is the most active area for oil and natural gas exploration and development in the United States. Access to expansive surface acreage is necessary for oil and natural gas development, solar power generation, power storage, digital infrastructure and non-hazardous oilfield reclamation and solid waste facilities. Further, the significant industrial economy that exists to service and support energy and infrastructure development requires access to surface acreage to support those activities. Our strategy is to actively manage our land and resources to support and encourage energy and infrastructure development and other land uses that will generate long-term revenue and Free Cash Flow for us and returns to our shareholders.

We share a financial sponsor, Five Point, and our management team with WaterBridge. WaterBridge is a leading integrated, pure-play water infrastructure company that operates a large-scale network of pipelines and other infrastructure in the Delaware Basin. These relationships provide our shared management team visibility into key areas of oil and natural gas production and long-term trends, which we leverage to encourage and support the development of critical infrastructure on our land and generate additional revenue for us. We receive royalties for each barrel of produced water that WaterBridge handles on our land as well as surface use payments for infrastructure constructed on our land.

Market Condition and Outlook

Over the last several years, the global economy, and more specifically the oil and natural gas industry, has experienced significant volatility, impacted by global conflicts, such as the Russia-Ukraine war, the Israel-Hamas conflict and heightened tensions in the Middle East, including with Iran, domestic political activity, including the BBB Act, tariffs, foreign trade policies and international trade conflicts, the activities of OPEC, and elevated inflation, interest rates and costs of capital and industry consolidation. High levels of activity in the Delaware Basin have resulted in industry consolidation and labor and supply chain challenges, which has impacted drilling, completion and production activity. This volatility has driven material swings in WTI pricing, which has subsequently impacted development and production decisions of E&P companies.

Global macroeconomic developments, such as the aforementioned BBB Act and the development or change in international trade policies, including the imposition of U.S. and/or foreign tariffs, may adversely affect our customers’ ability to source raw materials and, as a result, reduce their activity on or around our land. As a result, any trading disruption (such as tariffs, product restrictions, etc.) in the trading relationships between the U.S. and other nations may adversely impact our business.

Despite these challenges, we believe the outlook for energy and infrastructure development, particularly within the Permian Basin, remains positive. Additionally, such development may be aided by President Trump’s various Executive Orders relating to energy production, which include expedited approvals for energy resource infrastructure as well as the removal of various impediments to the development of domestic energy resources, including oil and gas. We are well-positioned to benefit from the continued build out of supporting infrastructure in the region which will require access to surface acreage. In addition, we expect to benefit from advancements in alternative forms of energy. While these incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels, alternative energy technologies often require access to material surface acreage and supporting infrastructure, which we are also well positioned to provide and facilitate.

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2025 include:

•
Revenues of $47.5 million, an increase of 83% as compared to the second quarter of 2024;
•
Net income of $18.5 million, an increase of 132% as compared to the second quarter of 2024;
•
Net income margin of 39% as compared to net loss margin of 222% in the second quarter of 2024;
•
Adjusted EBITDA(1) of $42.5 million, an increase of 81% as compared with the second quarter of 2024;
•
Adjusted EBITDA Margin(1) of 89%, a decrease of 1% as compared with the second quarter of 2024;
•
Cash flow from operating activities of $37.3 million, an increase of 133% as compared to the second quarter of 2024;
•
Free Cash Flow(1) of $36.1 million, an increase of 130% as compared to the second quarter of 2024;
•
Operating cash flow margin of 79%, an increase of 17% as compared to the second quarter of 2024; and
•
Free Cash Flow Margin(1) of 76%, an increase of 16% as compared to the second quarter 2024;

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

Net income and net income margin for the second quarter of 2025 include non-cash share-based compensation expense of $11.2 million, of which $2.2 million is attributable to RSUs issued by the Company and $9.0 million is attributable to Incentive Units issued by LandBridge Holdings. Net loss and net loss margin for the second quarter of 2024 include non-cash share-based compensation expense of $71.8 million attributable to the NDB Incentive Units. Subsequent to the IPO, any actual cash expense associated with Incentive Units is borne solely by LandBridge Holdings and not the Company. Distributions attributable to Incentive Units are based on returns received by investors of LandBridge Holdings once certain return thresholds have been met and are neither an obligation of the Company nor taken into consideration for distributions to shareholders in the Company. See Note 2 — Summary of Significant Accounting Policies and Note 8 — Share-Based Compensation to 2024 Form 10-K for additional information regarding Incentive Units.

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

Oil and Gas Royalties

Oil and Gas Royalties. Oil and gas royalties are received in connection with oil and natural gas mineral interests owned by us. Oil and gas royalties are recognized as revenue as oil and gas are produced or severed from the mineral lease. The oil and gas royalties we receive are dependent upon producer-specific location, contractual price differences and market prices for oil and natural gas, which, given such prices’ volatility, may cause our oil and gas royalties to fluctuate. Oil and gas royalties also include mineral lease bonus revenues, which we receive by leasing our mineral interests to E&P companies. When we execute a mineral lease contract, the lease generally transfers the rights to any oil or natural gas discovered to the E&P company and grants us the right to a specified royalty interest payable on future production.

We expect our fee-based revenues to grow over time relative to our oil and gas royalties. While our focus is on fee-based arrangements, our oil and gas royalties fluctuate with market prices for oil and natural gas. The following table presents the amount and relative percentage of each component of our revenues for the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Surface use royalties and revenues
Surface use royalties	$16,695	35.1%	$6,971	26.9%	$34,131	37.3%	$11,177	24.9%
Easements and other surface-related revenues	17,519	36.9%	7,464	28.8%	26,292	28.7%	12,601	28.0%
Resource sales and royalties
Resource sales	5,637	11.9%	3,797	14.6%	12,989	14.2%	7,306	16.2%
Resource royalties	4,948	10.4%	3,246	12.5%	11,952	13.1%	5,224	11.6%
Oil and gas royalties	2,734	5.7%	4,475	17.2%	6,120	6.7%	8,660	19.3%
Total revenue	$47,533	100.0%	$25,953	100.0%	$91,484	100.0%	$44,968	100.0%

Our revenues depend heavily on our customers’ activities on and around our land and may vary significantly from period to period as a result of the development of new revenue streams, fluctuations in commodity prices, regulatory developments, including policies related to tariffs and international trade, changes in volumes produced on our land and our acquisition strategy. For example, oil and natural gas prices have historically been volatile and highly susceptible to macroeconomic and geopolitical developments. Lower commodity prices may decrease our revenues as customers on and around our land decrease their activity levels in response to low commodity prices. Although we intend to pursue additional opportunities to increase our revenue streams and introduce additional revenue components, including through conventional and renewable power generation and storage projects, water treatment and desalination facilities, fueling stations, digital infrastructure, telecommunication towers and equipment and other opportunities, there can be no assurance that such revenue streams will materially diversify our revenue streams.

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

In connection with the IPO, our Board adopted the LTIP, which allows for the grant of options, SARs, RSUs, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards or any combination thereof. Under the LTIP, participants have been granted RSUs. Share-based compensation associated with RSUs is allocated between the Company and the noncontrolling interest based on relative ownership. Substantially all share-based compensation is included in general and administrative expense with an immaterial amount included in other operating and maintenance expense on the unaudited condensed consolidated statements of operations prior to allocation to the noncontrolling interest. See Note 8 — Share-Based Compensation within the notes to our Financial Statements for additional information regarding share-based compensation.

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

Factors Affecting the Comparability of Our Results of Operations

In this Quarterly Report, we present our historical results of operations for the three and six months ended June 30, 2025 and 2024. Our future results of operations will not be directly comparable to the historical results of operations of our predecessor for the periods presented as a result of the significant growth of our business and new contracting activity completed during each year of our operation, which are not reflected in our operating results until such contracting activity has been completed. We have also experienced additional significant growth in our business following the completion of various acquisitions, resulting in our future results of operations for periods following the consummation of such acquisitions to not be directly comparable with our historical results.

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

Corporate Reorganization

We were formed to serve as the issuer in the IPO and had no previous operations, assets or liabilities. The historical consolidated financial statements included in this Quarterly Report are based on the financial statements of our accounting predecessor, OpCo, prior to the Corporate Reorganization in connection with the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the Corporate Reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.

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

Acquisitions

Subsequent to the second quarter of 2024, we acquired approximately 57,000 surface acres through the consummation of various acquisitions, which will impact the comparability of our results of operations. We expect to pursue opportunistic future land acquisitions that compliment or expand our current land position, which may impact the comparability of our results.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,		Variance
	2025	2024	Amount	Percent
Revenues:
Surface use royalties	$16,695	$6,971	$9,724	139%
Easements and other surface-related revenues	17,519	7,464	10,055	135%
Resource sales	5,637	3,797	1,840	48%
Resource royalties	4,948	3,246	1,702	52%
Oil and gas royalties	2,734	4,475	(1,741)	(39%)
Total revenues	47,533	25,953	21,580	83%

Resource sales-related expense	489	643	(154)	(24%)
Other operating and maintenance expense	1,065	611	454	74%
General and administrative expense	14,800	73,823	(59,023)	(80%)
Depreciation, depletion, amortization and accretion	2,545	2,112	433	21%
Other operating expense, net	132	-	132	100%
Operating income (loss)	28,502	(51,236)	79,738	156%

Interest expense, net	7,879	6,280	1,599	25%
Income (loss) from operations before taxes	20,623	(57,516)	78,139	136%
Income tax expense	2,148	137	2,011	1468%
Net income (loss)	$18,475	$(57,653)	$76,128	132%

Total revenues. Total revenues increased by $21.6 million. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $9.7 million. The increase was primarily attributable to increased produced water handling and associated skim oil royalties of $9.3 million and industrial waste handling royalties of $0.4 million on our surface for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase associated with produced water handling royalties is primarily driven by a significant increase in produced water handling volume of approximately 750 Mbbl/d related to our acquisitions in 2024 coupled with organic growth.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $10.1 million. The increase was primarily attributable to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $5.0 million, $2.6 million related to the expansion of an existing industrial waste facility surface use agreement, $1.8 million related to surface and subsurface drilling location easements and $0.7 million in other surface easements for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Resource sales. Resource sales increased by $1.8 million. The increase in resource sales is primarily attributable to brackish water sales. Brackish water sales volume increased by 3.7 million barrels, or 48%, to 11.4 million barrels for the three months ended June 30, 2025, as compared to 7.7 million barrels for the three months ended June 30, 2024. Additionally, the per unit sales price increased by approximately 3%. The brackish water sales volume increase is primarily due to the timing of customer demand in the areas surrounding our surface acreage, primarily upstream drilling and completion operations. The increase in unit sales rates was driven by the customer contract mix for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Resource royalties. Resource royalties increased by $1.7 million. The increase was primarily attributable to brackish water royalties of $1.4 million as a result of the East Stateline Ranch Acquisition in the second quarter of 2024 and Wolf Bone Ranch Acquisition in the fourth quarter of 2024. Additionally, sand mine royalties increased $0.3 million related to higher throughput volumes.

Oil and gas royalties. Oil and gas royalties decreased by $1.7 million, which consists of decreased royalty income of $0.6 million attributable to lower volume and $0.6 million attributable to lower commodity prices. Additionally, we received no mineral bonus payments during the three months ended June 30, 2025, as compared to $0.5 million for the three months ended June 30, 2024.

The table below provides operational and financial data by oil and gas royalty stream for the periods indicated.

	Three Months Ended June 30,
	2025	2024
Net royalty volumes:
Oil (MBbls)	34	42
Natural Gas (MMcf)	162	185
NGL (MBbls)	13	17
Equivalents (MBoe)	74	90
Equivalents (MBoe/d)	0.8	1.0

Oil and gas royalties (in thousands):
Oil royalties	$2,183	$3,376
Natural gas royalties	278	238
NGL royalties	273	343
Oil and gas royalties	2,734	3,957
Mineral lease income	-	518
Total oil and gas royalties	$2,734	$4,475

Realized prices
Oil ($/Bbl)	$64.21	$80.38
Natural gas ($/Mcf)	$1.72	$1.29
NGL ($/Bbl)	$21.00	$20.18
Equivalents ($/Boe)	$36.95	$43.97

Resource sales-related expense. Resource sales-related expense decreased by $0.2 million. The decrease was primarily attributable to lower repairs and maintenance expenses associated with brackish water supply infrastructure.

Other operating and maintenance expense. Other operating and maintenance expense increased by $0.5 million. The increase was primarily attributable to higher field overhead, insurance, and property tax related to acquisitions completed subsequent to the six months ended June 30, 2024.

	Three Months Ended June 30,		Variance
	2025	2024	Amount	Percent
General and administrative expense:
General and administrative expense, excluding share-based compensation	$3,586	$2,061	$1,525	74%
Share-based compensation	11,214	71,762	(60,548)	(84%)
Total general and administrative expense	$14,800	$73,823	$(59,023)	(80%)

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $1.5 million. The increase was primarily attributable to increased corporate shared services allocation from WaterBridge of $0.5 million, higher professional services fees of $0.5 million associated with transitioning to a publicly-traded company, increased employee-related expenses of $0.2 million to support acquired acreage and increased insurance expense of $0.2 million.

Share-based compensation. decreased by $60.6 million. The decrease was primarily attributable to decreased expense related to incentive unit expense of $62.7 million, partially offset by expense of $2.2 million related to RSU awards issued subsequent to the IPO in 2024. The NDB Incentive Units were accounted for as liability awards prior to the Division. The expense recorded during the three months ended June 30, 2024, reflects fair value remeasurements associated with liability award accounting. The awards were modified as of the Division and are now accounted for as equity awards resulting in amortization over the remaining vesting period, rather than periodic fair value remeasurement. See Note 8 — Share-Based Compensation within the notes to our Financial Statements.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion increased by $0.4 million. The increase was primarily attributable to higher amortization expense of $0.6 million related to acquired customer contracts associated with acquisitions completed in the fourth quarter of 2024, higher depreciation expense of $0.1 million related to capital expenditures associated with brackish water supply infrastructure partially offset by lower depletion expense of $0.3 million due to a natural decline in oil and gas production with minimal oil and gas royalty development activities.

	Three Months Ended June 30,		Variance
	2025	2024	Amount	Percent
Interest on credit facilities	$7,374	$6,042	$1,332	22%
Amortization of debt issuance costs	539	529	10	2%
Interest on other	12	11	1	9%
Total interest expense	7,925	6,582	1,343	20%
Interest income	(46)	(302)	256	85%
Total interest expense, net	$7,879	$6,280	$1,599	25%

Interest expense, net. Interest expense, net, increased by $1.6 million. The increase was primarily attributable to higher weighted-average debt balances under our Credit Facilities during the three months ended June 30, 2025, as compared to borrowings for the three months ended June 30, 2024, partially offset by slightly lower interest rates. See “— Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,		Variance
	2025	2024	Amount	Percent
Revenues:
Surface use royalties	$34,131	$11,177	$22,954	205%
Easements and other surface-related revenues	26,292	12,601	13,691	109%
Resource sales	12,989	7,306	5,683	78%
Resource royalties	11,952	5,224	6,728	129%
Oil and gas royalties	6,120	8,660	(2,540)	(29%)
Total revenues	91,484	44,968	46,516	103%

Resource sales-related expense	947	1,316	(369)	(28%)
Other operating and maintenance expense	2,189	1,129	1,060	94%
General and administrative expense	29,492	75,983	(46,491)	(61%)
Depreciation, depletion, amortization and accretion	5,146	4,256	890	21%
Other operating (income) expense, net	171	-	171	100%
Operating income (loss)	53,539	(37,716)	91,255	242%

Interest expense, net	15,856	9,164	6,692	73%
Other income	-	(241)	241	100%
Income (loss) from operations before taxes	37,683	(46,639)	84,322	181%
Income tax expense	3,749	238	3,511	1475%
Net income (loss)	$33,934	$(46,877)	$80,811	172%

Total revenues. Total revenues increased by $46.5 million. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $23.0 million. The increase was primarily attributable to increased produced water handling and associated skim oil royalties of $22.3 million and industrial waste handling royalties of $0.7 million on our surface for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase associated with produced water handling royalties was primarily driven by a significant increase in produced water handling volume of approximately 900 Mbbl/d related to our acquisitions in 2024 coupled with organic growth.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $13.7 million. The increase was primarily attributable to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $7.2 million, $2.6 million related to the expansion of an existing industrial waste facility surface use agreement, $2.5 million related to surface and subsurface drilling location easements and $1.4 million in other surface easements for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Resource sales. Resource sales increased by $5.7 million. Brackish water sales increased $4.4 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Brackish water sales volume increased by 5.2 million barrels, or 28%, to 23.6 million barrels for the three months ended June 30, 2025, as compared to 18.5 million barrels for the three months ended June 30, 2024. Additionally, the per unit sales price increased by approximately 31%. The brackish water sales volume increase is primarily due to the timing of customer demand in the areas surrounding our surface acreage, primarily upstream drilling and completion operations. The increase in unit sales rates were driven by the customer contract mix for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Caliche sales increased $1.3 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase in caliche sales was primarily due to construction of energy infrastructure in the areas surrounding our surface acreage.

Resource royalties. Resource royalties increased by $6.7 million. The increase was primarily attributable to brackish water royalties of $6.2 million as a result of the East Stateline Ranch Acquisition in the second quarter of 2024 and Wolf Bone Ranch Acquisition in the fourth quarter of 2024. Additionally, sand mine royalties increased $0.5 million primarily related to higher throughput volumes.

Oil and gas royalties. Oil and gas royalties decreased by $2.5 million, which consists of decreased royalty income of $1.1 million attributable to lower volume and $0.9 million attributable to lower commodity prices. Additionally, we received no mineral bonus payments during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The table below provides operational and financial data by oil and gas royalty stream for the periods indicated.

	Six Months Ended June 30,
	2025	2024
Net royalty volumes:
Oil (MBbls)	68	88
Natural Gas (MMcf)	351	355
NGL (MBbls)	30	37
Equivalents (MBoe)	157	184
Equivalents (MBoe/d)	0.4	1.0

Oil and gas royalties (in thousands):
Oil royalties	$4,602	$6,885
Natural gas royalties	836	475
NGL royalties	682	782
Oil and gas royalties	6,120	8,142
Mineral lease income	-	518
Total oil and gas royalties	$6,120	$8,660

Realized prices
Oil ($/Bbl)	$67.68	$78.24
Natural gas ($/Mcf)	$2.38	$1.34
NGL ($/Bbl)	$22.73	$21.14
Equivalents ($/Boe)	$38.98	$44.25

Resource sales-related expense. Resource sales-related expense decreased by $0.4 million. The decrease was primarily attributable to lower utility expenses associated with sales of brackish water due to connection to permanent power infrastructure and lower repairs and maintenance expenses associated with brackish water supply infrastructure.

Other operating and maintenance expense. Other operating and maintenance expense increased by $1.1 million. The increase was primarily attributable to higher field overhead, insurance, and property tax related to Wolf Bone Ranch and other acquisitions in the fourth quarter of 2024.

	Six Months Ended June 30,		Variance
	2025	2024	Amount	Percent
General and administrative expense:
General and administrative expense, excluding share-based compensation	$7,197	$3,411	$3,786	111%
Share-based compensation	22,295	72,572	(50,277)	(69%)
Total general and administrative expense	$29,492	$75,983	$(46,491)	(61%)

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $3.8 million. The increase was primarily attributable to increased corporate shared services allocation from WaterBridge of $1.6 million, higher professional services fees of $1.3 million associated with transitioning to a publicly-traded company, increased employee-related expenses of $0.4 million to support acquired acreage and increased insurance expense of $0.4 million.

Share-based compensation expense decreased by $50.3 million. The decrease was primarily attributable to decreased expense related to incentive unit expense of $54.6 million, partially offset by expense of $4.4 million related to RSU awards issued subsequent to the IPO in 2024 of $2.2 million. The NDB Incentive Units were accounted for as liability awards prior to the Division. The expense recorded during the three months ended June 30, 2024, reflects fair value remeasurements associated with liability award accounting. The awards were modified as of the Division and are now accounted for as equity awards resulting in amortization over the remaining vesting period, rather than periodic fair value remeasurement. See Note 8 — Share-Based Compensation within the notes to our Financial Statements.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion increased by $0.9 million. The increase was primarily attributable to higher amortization expense of $1.1 million related to acquired customer contracts associated with acquisitions completed in the fourth quarter of 2024, higher depreciation expense of $0.3 million related to capital expenditures associated with brackish water supply infrastructure partially offset by lower depletion expense of $0.5 million due to a natural decline in oil and gas production with minimal oil and gas royalty development activities.

	Six Months Ended June 30,		Variance
	2025	2024	Amount	Percent
Interest on credit facilities	$14,801	$8,745	$6,056	69%
Amortization of debt issuance costs	1,079	723	356	49%
Interest on other	22	19	3	16%
Total interest expense	15,902	9,487	6,415	68%
Interest income	(46)	(323)	277	(86%)
Total interest expense, net	$15,856	$9,164	$6,692	73%

Interest expense, net. Interest expense, net, increased by $6.7 million. The increase was primarily attributable to higher weighted-average debt balances under our Credit Facilities during the six months ended June 30, 2025, as compared to borrowings for the six months ended June 30, 2024, partially offset by slightly lower interest rates. See “— Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$18,475	$(57,653)	$33,934	$(46,877)
Adjustments:
Depreciation, depletion, amortization and accretion	2,545	2,112	5,146	4,256
Interest expense, net	7,879	6,280	15,856	9,164
Income tax expense	2,148	137	3,749	238
EBITDA	31,047	(49,124)	58,685	(33,219)
Adjustments:
Share-based compensation - Incentive Units (1)	9,044	71,762	17,989	72,572
Share-based compensation - RSUs	2,227	-	4,422	-
Transaction-related expenses (2)	135	774	135	915
Other	-	-	-	50
Adjusted EBITDA	$42,453	$23,412	$81,231	$40,318
Net income (loss) margin	39%	(222%)	37%	(104%)
Adjusted EBITDA Margin	89%	90%	89%	90%
(1)
Share-based compensation - Incentive Units for the three and six months ended June 30, 2025, consists only of the Incentive Units. Share-based compensation - Incentive Units for the three and six months ended June 30, 2024, consists only of the NDB Incentive Units. NDB Incentive Units were liability awards resulting in periodic fair value remeasurement prior to the Division. Subsequent to the IPO, any actual cash expense associated with such Incentive Units is borne solely by LandBridge Holdings and not the Company. Distributions attributable to Incentive Units are based on returns received by investors of LandBridge Holdings once certain return thresholds have been met and are neither an obligation of the Company nor taken into consideration for distributions to investors in the Company.
(2)
Transaction-related expenses consist of non-capitalizable transaction costs associated with both completed or attempted acquisitions, debt amendments, entity structuring and charges.

Free Cash Flow and Free Cash Flow Margin

The following table sets forth a reconciliation of cash flows from operating activities determined in accordance with GAAP to Free Cash Flow and Free Cash Flow Margin, respectively, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$37,332	$16,043	$53,245	$33,258
Net cash used in investing activities	(2,079)	(375,807)	(19,946)	(430,968)
Cash provided by (used in) operating and investing activities	35,253	(359,764)	33,299	(397,710)
Adjustments:
Acquisitions	944	375,438	18,762	430,510
Proceeds from disposal of assets	(105)	-	(125)	-
Free Cash Flow	$36,092	$15,674	$51,936	$32,800
Operating cash flow margin (1)	79%	62%	58%	74%
Free Cash Flow Margin	76%	60%	57%	73%
(1)
Operating cash flow data is calculated by dividing net cash provided by operating activities by total revenue.

Liquidity and Capital Resources

Overview

Following the completion of the IPO, our primary sources of liquidity are cash flows from operating activities and, if required, proceeds from borrowings under our Credit Facilities. Our primary liquidity and capital requirements will be for our operating expenses, servicing of our debt, the payment of dividends and distributions to our shareholders, if any, general company needs and investing in our business, including the potential acquisition of additional surface acreage. Although we believe that we will be able to partially or fully fund our short-term and long-term capital expenditures, working capital requirements and other capital needs with cash on hand and cash flows from operating activities, we may elect to use borrowings under our credit facilities to finance our operating and investing activities. See “— Debt Instruments — Credit Facilities.”

We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our target liquidity and capital requirements. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase, our cash flows and liquidity could be reduced and we could be required to seek alternative financing sources. As of June 30, 2025, we had a working capital surplus, defined as current assets less current liabilities, of $33.8 million and we had cash and cash equivalents of $20.3 million. As of December 31, 2024, we had a working capital surplus of $38.9 million and cash and cash equivalents of $37.0 million.

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders	Rate Per Share
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Second Quarter	June 5, 2025	$2,515	$5,124	$0.10

On August 4, 2025, our board of directors declared a dividend on our Class A shares of $0.10 per share, payable on September 18, 2025 to shareholders of record as of September 4, 2025, and a corresponding required cash distribution to OpCo unitholders.

Cash Flow

The following tables summarizes our cash flow for the periods indicated:

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,		Variance
	2025	2024	Amount	Percent
Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$53,245	$33,258	$19,987	60%
Net cash used in investing activities	(19,946)	(430,968)	411,022	95%
Net cash (used in) provided by financing activities	(49,986)	384,533	(434,519)	(113%)
Net decrease in cash and cash equivalents	$(16,687)	$(13,177)	$(3,510)	(27%)

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $20.0 million. The increase was attributable to cash flow related to higher net income, net of non-cash items, of $32.9 million partially offset by a decrease in cash flow attributable to working capital accounts of $12.9 million. The increase in net income, net of non-cash items, is primarily attributable to revenue growth related to continued commercialization of acreage, including land acquired during 2024. The decrease in cash flow from working capital accounts is attributable to accrued liabilities of $4.1 million primarily associated with the timing of interest payments on our Credit Facilities, higher accounts receivable of $4.2 million related to growth in our revenues, corporate income tax payments of $4.0 million as a result of being subject to corporate income tax post-IPO and $0.7 million related to deferred revenues associated with timing of cash received for easements or easement renewals and the related effective dates of such agreements.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $411.0 million. The decrease was primarily attributable to lower acquisition and acquisition-related expenditures for the six months ended June 30, 2025 of $18.8 million as compared to $430.5 million for the six months ended June 30, 2024. See Note 3 — Asset Acquisitions within the notes to our Financial Statements.

Net Cash (Used In) Provided by Financing Activities. Net cash from financing activities decreased $434.5 million. For the six months ended June 30, 2025, cash used in financing activities primarily consisted of $37.9 million of dividends, dividend equivalents and distributions paid to shareholders, $11.0 million of debt repayments, net of proceeds, and $1.0 million of offering costs paid related to the December 2024 private placement. For the six months ended June 30, 2024, cash provided by financing activities primarily consisted of $266.4 million of debt proceeds, net of repayments and issuance costs, and $120.0 million contribution by member primarily used to fund acquisitions. These proceeds were partially offset by $1.8 million of offering costs paid related to our initial public offering in July 2024.

Capital Requirements

We focus our business model on entering into agreements under which our customers bear substantially all of the operating and capital expenditures related to their operations on our land, while minimizing our capital requirements for both current and future commercial opportunities, resulting in the ability to create significant free cash flows. Our contracts generally include inflation escalators, which, when combined with our relatively low operating and capital expenditures, may assist in mitigating our exposure to broader inflationary pressures. As a landowner, we incur the initial cost to acquire our acreage, but thereafter we incur modest development capital expenditures and operating expenses as it relates to operations on our land or our mineral and royalty interests, as such expenses are borne primarily by our customers. As a result, we expect that additional significant capital expenditures would be related to our acquisition of additional surface acreage should we elect to do so.

The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the size of the acquisition opportunity, our cash flows from operating activities and our investing and financing activities. Acquisition-related capital expenditures during the three and six months ended June 30, 2025, were $0.9 million and $18.8 million, respectively.

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

Debt Instruments

Credit Facilities

On July 3, 2023, the Company entered into (i) a four-year term loan (the “Term Loan”), and (ii) a four-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”), which were subsequently amended. Our Credit Facilities are secured by a first priority security interest in substantially all of our assets and the assets of our restricted subsidiaries, which are party to our Credit Facilities as guarantors. Our Credit Facilities include certain customary affirmative and negative covenants, which, among other things, restrict our ability and our restricted subsidiaries’ ability, subject to certain exceptions, to incur debt, grant liens, make restricted payments and investments, issue equity, sell or lease assets, dissolve or merge with another entity, enter into transactions with affiliates or restrictive agreements, change our business, prepay debt and amend our organizational documents and material agreements. The Company was in compliance with these covenants as of June 30, 2025. See Note 6 — Debt within the notes to our Financial Statements for further information with respect to such affirmative and restrictive covenants.

As of June 30, 2025, we had $374.3 million of outstanding borrowings consisting of $25.0 million of revolving credit borrowings and $349.3 million of term loan borrowings. As of June 30, 2025, we have $75.0 million remaining in available commitments under the Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings outstanding under the Credit Facilities for the three months ended June 30, 2025 was 7.68% in the case of the revolving credit borrowings and 7.65% in the case of term loan borrowings. The weighted average interest rate for the six months ended June 30, 2025 was 7.74% in the case of revolving credit borrowings and 7.69% in the case of term loan borrowings.

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

As of June 30, 2025, we had $374.3 million of outstanding borrowings consisting of $25.0 million of revolving credit borrowings and $349.3 million of term loan borrowings. The weighted average interest rate on the borrowings outstanding under our Credit Facilities for the three months ended June 30, 2025 was 7.68% in the case of revolving credit borrowings, and 7.65% in the case of term loan borrowings. The weighted average interest rate for the six months ended June 30, 2025 was 7.74% in the case of revolving credit borrowings, and 7.69% in the case of term loan borrowings. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be $3.7 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness. See “— Debt Instruments — Credit Facilities.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LandBridge Company LLC.

Date:	August 4, 2025	By:	/s/ Jason Long
Jason Long
Chief Executive Officer