Form 10-Q
period 2025-09-30
LandBridge Co LLC
filed 2025-11-12
CIK 1995807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
NYSE Texas, Inc.

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

As of November 12, 2025, the registrant had 25,338,199 Class A shares and 51,750,916 Class B shares, outstanding.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this document, many of which are commonly used in the industry:

1918 Acquisition. The acquisition of approximately 37,500 total acres across Reeves, Loving, Winkler and Ward counties, Texas, and certain related assets from 1918 Ranch & Royalty, LLC.

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

Division. The plan of division dividing NDB LLC into two Delaware limited liability companies, NDB LLC and LandBridge Holdings, pursuant to which the holders of NDB Incentive Units were issued an identical number of equity interests in LandBridge Holdings, including Incentive Units at LandBridge Holdings.

E&P companies. Oil and natural gas exploration and production companies, including producers and/or operators.

Five Point. Five Point Infrastructure LLC, a Delaware limited liability company and our legacy financial sponsor.

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

MBbls. One thousand barrels.

MBbl/d. One thousand barrels per day.

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

NDB Incentive Units. Incentive units consisting of time-based awards of profits interests in NDB LLC granted to certain individuals prior to the Division.

NDB LLC. WaterBridge NDB LLC, a Delaware limited liability company and portfolio company of funds affiliated with Five Point.

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

WaterBridge. WaterBridge Infrastructure LLC, a Delaware limited liability company (NYSE: WBI), and its subsidiaries.

WTI. West Texas Intermediate, a grade of crude oil commonly used in reference to pricing for crude oil.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “assume,” “could,” “would,” “should,” “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and each of the other factors set forth in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), and in other reports filed with the United States Securities and Exchange Commission (the “SEC”). By their nature forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

•
our customers’ demand for and use of our land and resources;
•
the success of WaterBridge in executing its business strategies, including its ability to construct infrastructure, attract customers and operate successfully on our land;
•
our customers’ ability to develop our land or any potential acquired acreage to accommodate any future surface use developments;
•
our ability to continue the payment of dividends;
•
the domestic and foreign supply of, and demand for, energy sources, including the impact of political instability or armed conflict in oil and natural gas producing regions, including the Russia-Ukraine war, as well as heightened tensions in the Middle East, actions relating to oil price and production controls by the members of the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other allied producing countries, such as announcements of potential changes to oil production levels;
•
the effects of a prolonged U.S. federal government shutdown;
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
•
the costs associated with our acquisitions, including the 1918 Acquisition, and the risk that we may not be able to integrate and/or realize the anticipated benefits therefrom;
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
•
our customers’ ability to obtain necessary supplies, raw materials and other critical components on a timely basis, or at all, including any impacts presented by imposed or potential tariffs and any reactions thereto in international trade;
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
•
uncertainty surrounding potential foreign, federal, state or local legal, regulatory and policy changes, such as with respect to energy production, taxes, imposed or proposed tariffs and foreign trade policies, safety and surface uses, as well as the potential for general market volatility and regulatory uncertainty;
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
•
our ability to recruit and retain key management and other personnel and the allocation of resources between LandBridge and WaterBridge;
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

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as may otherwise be required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

Item 1. Financial Statements (Unaudited)

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30,	December 31,
	2025	2024
Current assets:
Cash and cash equivalents	$28,316	$37,032
Accounts receivable, net	19,669	12,544
Related party accounts receivable	4,564	2,111
Prepaid expenses and other current assets	4,821	1,628
Total current assets	57,370	53,315

Non-current assets:
Property, plant and equipment, net	917,975	902,742
Intangible assets, net	41,845	45,265
Deferred tax assets	59,116	29,416
Other assets	1,614	1,741
Total non-current assets	1,020,550	979,164
Total assets	$1,077,920	$1,032,479

Liabilities and equity
Current liabilities:
Accounts payable	$637	$489
Taxes payable	702	2,286
Related party accounts payable	902	686
Accrued liabilities	7,322	7,185
Current portion of long-term debt	924	424
Deferred revenue	2,238	1,221
Other current liabilities	1,094	2,119
Total current liabilities	13,819	14,410

Non-current liabilities:
Long-term debt, net of debt issuance costs	366,081	380,815
Other long-term liabilities	192	183
Total non-current liabilities	366,273	380,998
Total liabilities	380,092	395,408

Class A shares, unlimited shares authorized and 25,337,028 shares issued and outstanding as of September 30, 2025. Unlimited shares authorized and 23,255,419 shares issued and outstanding as of December 31, 2024	254,007	208,427
Class B shares, unlimited shares authorized and 51,093,505 shares issued and outstanding as of September 30, 2025. Unlimited shares authorized and 53,227,852 shares issued and outstanding as of December 31, 2024	-	-
Retained earnings	17,981	3,349
Total shareholders’ equity attributable to LandBridge Company LLC	271,988	211,776
Noncontrolling interest	425,840	425,295
Total shareholders’ equity	697,828	637,071
Total liabilities and equity	$1,077,920	$1,032,479

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Surface use royalties	$8,235	$4,227	$27,775	$9,129
Surface use royalties - Related party	10,152	5,627	24,743	11,902
Easements and other surface-related revenues	15,840	5,176	36,552	15,018
Easements and other surface-related revenues - Related party	807	1,465	6,388	4,224
Resource sales	4,501	4,874	17,122	11,908
Resource sales - Related party	731	57	1,098	329
Resource royalties	3,929	2,686	11,927	6,803
Resource royalties - Related party	1,604	1,472	5,558	2,579
Oil and gas royalties	3,332	2,903	9,452	11,563
Other	1,700	-	1,700	-
Total revenues	50,831	28,487	142,315	73,455

Resource sales-related expense	438	423	1,384	1,739
Other operating and maintenance expense	1,160	708	3,349	1,837
General and administrative expense	15,864	22,131	45,356	98,114
Depreciation, depletion, amortization and accretion	2,584	2,038	7,730	6,294
Other operating (income) expense, net	(100)	-	71	-
Operating income (loss)	30,885	3,187	84,425	(34,529)

Interest expense, net	7,889	7,071	23,745	16,235
Other income	-	-	-	(241)
Income (loss) from operations before taxes	22,996	(3,884)	60,680	(50,523)
Income tax expense (benefit)	2,705	(1,128)	6,455	(890)
Net income (loss)	20,291	$(2,756)	54,225	$(49,633)
Net loss prior to the IPO	-	-	-	(46,877)
Net income (loss) attributable to noncontrolling interest	12,184	(5,412)	32,153	(5,412)
Net income attributable to LandBridge Company LLC	$8,107	$2,656	$22,072	$2,656

Net income (loss) per share of Class A shares
Basic	$0.31	$0.15	$0.89
Diluted	$0.26	$(0.04)	$0.70
Weighted average shares outstanding of Class A shares
Basic	25,335,054	17,425,000	24,227,677
Diluted	76,518,549	73,151,603	76,459,219

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands, except share amounts)

(unaudited)

	Class A		Class B		Retained Earnings	Non- controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2025	23,255,419	$208,427	53,227,852	$-	$3,349	$425,295	$637,071
Net income	-	-	-	-	6,464	8,995	15,459
Deemed non-cash contributions	-	-	-	-	-	8,945	8,945
RSU share-based compensation expense	-	668	-	-	-	1,527	2,195
Cancellation of Class B shares	-	-	(34,674)	-	-	-	-
Tax distributions	-	-	-	-	-	(5,821)	(5,821)
Dividends and distributions	-	-	-	-	(2,326)	(5,336)	(7,662)
RSU dividend equivalent rights	-	-	-	-	(23)	(52)	(75)
Changes in ownership interest adjustment	-	860	-	-	-	(860)	-
Offering costs	-	(450)	-	-	-	-	(450)
Balance at March 31, 2025	23,255,419	$209,505	53,193,178	$-	$7,464	$432,693	$649,662
Net income	-	-	-	-	7,502	10,973	18,475
Deemed non-cash contributions	-	-	-	-	-	9,044	9,044
RSU share-based compensation expense	-	715	-	-	-	1,512	2,227
Redemption of Class B shares for Class A shares	1,900,000	-	(1,900,000)	-	-	-	-
Cancellation of Class B shares	-	-	(79,686)	-	-	-	-
Tax distributions	-	-	-	-	-	(16,650)	(16,650)
Dividends and distributions	-	-	-	-	(2,515)	(5,124)	(7,639)
RSU dividend equivalent rights	-	-	-	-	(25)	(51)	(76)
Changes in ownership interest adjustment	-	13,880	-	-	-	(13,880)	-
Tax impact of ownership interest adjustment	-	30,123	-	-	-	-	30,123
Offering costs	-	(201)	-	-	-	-	(201)
Balance at June 30, 2025	25,155,419	$254,022	51,213,492	$-	$12,426	$418,517	$684,965
Net income	-	-	-	-	8,107	12,184	20,291
Deemed non-cash contributions	-	-	-	-	-	9,144	9,144
RSU share-based compensation expense	-	689	-	-	-	1,392	2,081
Class A Shares issued on vesting of RSUs, net of shares withheld for tax	181,609	(5,728)	-	-	-	-	(5,728)
Cancellation of Class B shares	-	-	(119,987)	-	-	-	-
Tax distributions	-	-	-	-	-	(7,140)	(7,140)
Dividends and distributions	-	-	-	-	(2,534)	(5,121)	(7,655)
RSU dividend equivalent rights	-	-	-	-	(18)	(37)	(55)
Changes in ownership interest adjustment	-	3,099	-	-	-	(3,099)	-
Tax impact of ownership interest adjustment	-	1,843	-	-	-	-	1,843
Offering costs	-	82	-	-	-	-	82
Balance at September 30, 2025	25,337,028	$254,007	51,093,505	$-	$17,981	$425,840	$697,828

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands, except share amounts)

(unaudited)

	Member's Equity	Class A		Class B		Retained Earnings	Non- controlling Interest	Total Shareholders' and Member’s Equity
	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 1, 2024	$150,747	-	$-	-	$-	$-	$-	$150,747
Deemed non-cash contributions prior to reorganization	810	-	-	-	-	-	-	810
Net income prior to reorganization	10,776	-	-	-	-	-	-	10,776
Balance at March 31, 2024	$162,333	-	$-	-	$-	$-	$-	$162,333
Contribution from member	120,000	-	-	-	-	-	-	120,000
Deemed non-cash contributions prior to reorganization	71,762	-	-	-	-	-	-	71,762
Net loss prior to reorganization	(57,653)	-	-	-	-	-	-	(57,653)
Balance at June 30, 2024	$296,442	-	$-	-	$-	$-	$-	$296,442
Effect of Corporate Reorganization and IPO	(296,442)	17,425,000	94,126	55,726,603	-	-	301,023	98,707
Deemed non-cash contributions subsequent to reorganization	-	-	-	-	-	-	9,830	9,830
RSU share-based compensation expense subsequent to reorganization	-	-	427	-	-	-	1,367	1,794
Net income (loss) subsequent to reorganization	-	-	-	-	-	2,656	(5,412)	(2,756)
Balance at September 30, 2024	$-	17,425,000	$94,553	55,726,603	$-	$2,656	$306,808	$404,017

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$54,225	$(49,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	7,730	6,294
Amortization of debt issuance costs	1,619	1,177
Share-based compensation	33,636	84,196
Deferred income tax expense (benefit)	2,265	(1,276)
Other	5	-
Changes in operating assets and liabilities:
Accounts receivable	(7,130)	1,640
Related party accounts receivable	(2,452)	(1,124)
Prepaid expenses and other assets	(3,906)	(341)
Accounts payable	65	(50)
Related party accounts payable	216	51
Deferred revenue	1,017	166
Accrued liabilities and other liabilities	(565)	(387)
Taxes payable	1,432	(5)
Net cash provided by operating activities	88,157	40,708

Cash flows from investing activities
Acquisitions	(18,767)	(431,260)
Capital expenditures	(2,496)	(761)
Proceeds from disposal of assets	210	-
Net cash used in investing activities	(21,053)	(432,021)

Cash flows from financing activities
Proceeds from issuance of Class A shares, net of underwriting discounts and fees	-	278,263
Taxes paid related to net share settlement of RSUs	(5,728)	-
Contributions from member	-	120,000
Dividends, dividend equivalents, and distributions paid	(52,773)	(170,854)
Proceeds from term loan	-	265,000
Repayments on term loan	(5,750)	(93,750)
Proceeds from revolver	15,000	15,000
Repayments on revolver	(25,000)	(35,000)
Debt issuance costs	(55)	(3,437)
Offering costs	(1,110)	(6,997)
Other	(404)	(318)
Net cash (used in) provided by financing activities	(75,820)	367,907
Net decrease in cash and cash equivalents	(8,716)	(23,406)
Cash and cash equivalents - beginning of period	37,032	37,823
Cash and cash equivalents - end of period	$28,316	$14,417

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of the Company have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). When necessary, certain reclassifications are made to prior period financial information to conform with current period presentation. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

In these Financial Statements, periods prior to the IPO reflect the financial statements of OpCo and its subsidiaries. Periods subsequent to the IPO, reflect the financial statements of the consolidated Company, including LandBridge, OpCo and its subsidiaries.

Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

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

Noncontrolling Interest

Our Financial Statements include a noncontrolling interest representing the percentage of OpCo Units not held by us. The noncontrolling interest is subject to change in connection with various equity transactions such as issuances of Class A shares, the redemption of OpCo Units (and corresponding cancellation of an equivalent number of Class B shares) for Class A shares, or the cancellation of OpCo Units (and corresponding cancellation of an equivalent number of Class B shares) in lieu of the payment of a tax distribution by OpCo to the Company in excess of the Company’s tax obligation for a given quarter.

Segment Information

The Company operates in a single operating and reportable segment. All of our long-lived assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defines characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company’s one segment approach is consistent with the reporting structure of the Company’s internal organization, as well as with the financial information used by the Company’s CODM. The Company’s CODM is the Chief Executive Officer who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with GAAP is net income (loss), as presented on our condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The Company presents all of its significant segment expenses and other metrics as used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in our Financial Statements.

Significant Accounting Policies

As of September 30, 2025, the Company’s significant accounting policies are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies of its consolidated financial statements contained in the 2024 Form 10-K. There were no significant updates or revisions to our accounting policies during the three and nine months ended September 30, 2025.

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

3.
Asset Acquisitions

On February 25, 2025, the Company acquired approximately 3,000 surface acres in Lea County, New Mexico, from a private third-party seller for total cash consideration of $17.1 million inclusive of $0.4 million in transaction costs. The purchase consideration was all attributed to land value.

On April 11, 2025, the Company acquired approximately 800 surface acres in Reeves County, Texas, from a private third-party seller for total cash consideration of $0.7 million, inclusive of $0.1 million in transaction costs. The purchase consideration was all attributed to land value.

During the nine months ended September 30, 2025, the Company paid approximately $1.0 million related to accrued costs for acquisitions completed in 2024.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

4.
Property, Plant and Equipment

As of September 30, 2025 and December 31, 2024, property, plant and equipment, net of accumulated depreciation and depletion consisted of the following:

	September 30,	December 31,
	2025	2024
Oil and natural gas properties
Proved	$36,177	$36,068
Unproved	2,934	3,043
Total oil and natural gas properties	39,111	39,111
Land and land improvements	872,363	855,092
Water wells, pipelines, facilities, ponds and related equipment	21,496	21,109
Buildings, vehicles, equipment, furniture and other	5,187	5,162
Construction in progress	1,834	14
	939,991	920,488
Less: accumulated depreciation and depletion	(22,016)	(17,746)
Total property, plant and equipment, net	$917,975	$902,742

Depreciation expense and depletion expense for the three and nine months ended September 30, 2025 and 2024 are shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$761	$638	$2,308	$1,881
Depletion expense	683	816	2,002	2,649
Total depreciation and depletion expense	$1,444	$1,454	$4,310	$4,530

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

The calculation of our effective tax rate was as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) before income taxes	$22,996	$(3,884)	$60,680	$(50,523)
Income tax expense (benefit)	$2,705	$(1,128)	$6,455	$(890)
Effective tax rate	11.76%	29.04%	10.64%	1.76%

The effective tax rates for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024 differed from the statutory rate of 21.0% primarily due to the impact of the noncontrolling interest. The effective tax rate for the nine

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

months ended September 30, 2024, was lower than the statutory rate of 21% primarily due to pre-IPO activities, during which the Company was not subject to federal income tax.

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

The Company regularly evaluates all deferred tax assets as to their future realization using positive and negative evidence. As of September 30, 2025, the Company believes it is more likely than not that all deferred tax assets will be realized and as a result, the Company has not recorded a valuation allowance against its deferred tax assets.

On July 4, 2025, the BBB Act was signed into law which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company has evaluated the impact of the new legislation and has concluded it does not have a material impact on the results of operations.

6.
Debt

As of September 30, 2025 and December 31, 2024, our debt consisted of the following:

	September 30,	December 31,
	2025	2024
Term loan	$349,250	$355,000
Revolving credit facility	20,000	30,000
Other	973	496
Total debt	370,223	385,496
Current portion of long-term debt	(924)	(424)
Unamortized debt issuance costs (1)	(3,218)	(4,257)
Total long-term debt	$366,081	$380,815
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

On October 3, 2025 (the “Amendment Effective Date”), DBR Land LLC, a Delaware limited liability company and subsidiary of the Company (“Borrower”), entered into the Third Amendment to Credit Agreement (the “Amendment”), which amended the Term Loan. The Amendment provides for a new delayed draw term loan facility with total commitments of $200.0 million (the “DDTL Facility”). On November 10, 2025, Borrower borrowed $200.0 million under the DDTL Facility to partially fund the 1918 Acquisition and pay certain related expenses. The DDTL Facility included an unused commitment fee of 37.5 basis points that accrued from the Amendment Effective Date until November 10, 2025. See Note 11 — Subsequent Events for additional information regarding the 1918 Acquisition and exercise of the DDTL Facility.

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

Subject to certain exceptions and materiality qualifiers, our Credit Facilities include customary affirmative and negative covenants, which, among other things, restrict our ability and our restricted subsidiaries’ ability, to incur debt, grant liens, make restricted payments, dividends and investments, issue equity, sell or lease assets, dissolve or merge with another entity, enter into transactions with affiliates or restrictive agreements, change our business, prepay debt and amend our organizational documents and material agreements. Our Credit Facilities allow us to make cash restricted payments to our shareholders in accordance with the Company’s constituent documents, subject to the following conditions: (i) if the Company’s pro forma leverage ratio is less than 3.50 to 1.00 for the most recently ended four-fiscal quarter period, so long as (A) no default or event of default exists or would result from such restricted payment and (B) the Company’s pro forma liquidity is at least $10.0 million, and (ii) if the Company’s pro forma leverage ratio is greater than 3.50 to 1.00 for the most recently ended four-fiscal quarter period, so long as (A) no default or event of default exists or would result from such restricted payment, (B) the Company’s pro forma liquidity is at least $25.0 million, and (C) the Company’s Distributable Free Cash Flow Amount is greater than $0 after giving effect to such restricted payment. “Distributable Free Cash Flow Amount” is the lesser of the Company’s free cash flow for (x) the most recently ended four-fiscal quarter period and (y) the most recently ended two-fiscal quarter period, in each case minus the aggregate amount of certain restricted payments made during or after each such period.

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

The Company was in compliance with these covenants as of September 30, 2025.

The estimated fair value of our Credit Facilities approximates the principal amount outstanding because the interest rates applicable to such amounts are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

Term Loan

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt issuance cost amortization	$426	$356	$1,278	$765
Interest expense incurred	$6,686	$5,951	$20,202	$12,912
Weighted average interest rate	7.49%	8.56%	7.62%	8.49%

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Revolving Credit Facility

			September 30,	December 31,
			2025	2024
Total facility size			$100,000	$100,000
Less:
Outstanding balance			20,000	30,000
Letters of credit issued			-	-
Available commitment			$80,000	$70,000

Unamortized debt issuance costs (1)			$797	$1,139

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt issuance cost amortization	$114	$99	$341	$248
Interest expense incurred	$409	$492	$1,436	$2,342
Weighted average interest rate	7.60%	8.54%	7.70%	8.45%
(1)
Unamortized debt issuance costs related to the Revolving Credit Facility are deferred and presented in other assets on the condensed consolidated balance sheets

7.
Shareholders’ and Member’s Equity

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

Cancellations

In lieu of the payment of tax distributions by OpCo to the Company in excess of the Company's then-current income tax obligation, OpCo and the Company cancelled OpCo Units held by LandBridge Holdings, along with a corresponding number of Class B shares. The number of cancelled OpCo Units was determined based on the Company’s volume weighted average Class A share price for each of the 10 consecutive trading days ending on and including the last full trading day immediately prior to the tax distribution date.

	Nine Months Ended September 30,
Class B Share Cancellations	2025	2024
First Quarter	34,674	-
Second Quarter	79,686	-
Third Quarter	119,987	-

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders	Rate Per Share
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Second Quarter	June 5, 2025	$2,515	$5,124	$0.10
Third Quarter	September 4, 2025	$2,534	$5,121	$0.10

Tax Distributions	Tax Distributions to LandBridge Holdings
First Quarter	$5,821
Second Quarter	$16,650
Third Quarter	$7,140

On November 10, 2025, our board of directors declared a dividend on our Class A shares of $0.10 per share, payable on December 18, 2025 to shareholders of record as of December 4, 2025, and a corresponding required cash distribution to OpCo unitholders.

8.
Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense is shown below. Share-based compensation expense related to incentive units allocated to the Company is recognized as a deemed non-cash contribution to or distribution from shareholders’ equity on the condensed consolidated balance sheets. Substantially all share-based compensation expense is included in general and administrative expense on the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Incentive units	$9,144	$9,830	$27,133	$82,402
Restricted share units	2,081	1,794	6,503	1,794
Total share-based compensation expense	$11,225	$11,624	$33,636	$84,196

Share-based compensation expense related to incentive units for the three and nine months ended September 30, 2025, consists only of the Incentive Units. Share-based compensation expense related to incentive units for the three months ended September 30, 2024, consists of $9.8 million related to the Incentive Units, and for the nine months ended September 30, 2024, consists of $9.8 million related to the Incentive Units and $72.6 million related to the NDB Incentive Units. NDB Incentive Units were liability awards resulting in periodic fair value remeasurement prior to the Division. Following the Division, Incentive Units are equity awards and do not require periodic remeasurements. Any cash expense associated with Incentive Units will be borne solely by LandBridge Holdings LLC and not the Company. Such incentive units are not dilutive of public ownership.

Incentive Units

A summary of Incentive Units activity during the nine months ended September 30, 2025 is shown in the following table:

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Incentive Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	30,020	$5,130
Granted	-	-
Forfeited	-	-
Outstanding at September 30, 2025	30,020	$5,130	1.2

As of September 30, 2025, remaining unrecognized compensation expense for the Incentive Units was $53.2 million, which the Company expects to recognize over a weighted average remaining period of approximately 1.7 years.

Restricted Share Units

Under the LandBridge Company LLC Long Term Incentive Plan (the “LTIP”), participants were granted restricted share units (“RSUs”) which are subject to graded vesting generally ranging from one to three years. The fair value of the awards is based on our Class A share price on the date of grant with compensation expense recognized on a straight-line basis over the applicable vesting period.

A summary of RSU activity during the nine months ended September 30, 2025 is shown in the following table:

(in thousands, except fair value data)	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	749,529	$31.37
Granted	57,393	56.17
Forfeited	-	-
Vested(1)	(267,894)	31.35
Outstanding at September 30, 2025	539,028	$34.02	1.3	$28,757
(1)
Included within the 267,894 RSUs that vested during the period, 86,285 RSUs were surrendered by employees to the Company to settle tax withholding requirements.

As of September 30, 2025, remaining unrecognized compensation expense for the RSUs was $16.2 million, which the Company expects to recognize over a weighted average remaining period of approximately 1.9 years.

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

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the three and nine months ended September 30, 2025, and the three months ended September 30, 2024, which represents the periods subsequent to the IPO.

	Three Months Ended September 30,		Nine Months Ended
(in thousands, except for share and per share amounts)	2025	2024	September 30, 2025
Numerator
Net income attributable to LandBridge Company LLC	$8,107	$2,656	$22,072
Less: Earnings allocated to participating securities	163	94	596
Basic net income attributable to LandBridge Company LLC	7,944	2,562	21,476
Plus: Net income (loss) attributable to noncontrolling interest	12,184	(5,412)	32,153
Plus: Undistributed earnings reallocation adjustment to participating securities	(8)	94	(15)
Diluted net income (loss) attributable to Class A shareholders	$20,120	$(2,756)	$53,614

Denominator
Basic weighted average shares outstanding	25,335,054	17,425,000	24,227,677
Dilutive Class B shares outstanding	51,183,495	55,726,603	52,231,542
Diluted weighted average shares outstanding	76,518,549	73,151,603	76,459,219

Basic net income per share of Class A shares	$0.31	$0.15	$0.89
Diluted net income (loss) per share of Class A shares	$0.26	$(0.04)	$0.70

Class B shares outstanding as of September 30, 2025 and 2024 were determined to be dilutive and have been included in the computation of diluted net income per share. In addition, weighted-average RSUs were evaluated under the treasury stock method for potentially dilutive effects. For the three and nine months ended September 30, 2025, weighted-average RSUs of 507,889 and 669,343, respectively, were determined to be anti-dilutive and have been excluded from the computation of diluted net income per share. For the three months ended September 30, 2024, weighted-average RSUs of 637,877 were determined to be anti-dilutive and have been excluded from the computation of diluted net loss per share.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

10.
Related Party Transactions

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statements Location	2025	2024	2025	2024
Revenues - Related Party
Affiliate access agreements	Surface use royalties	$10,152	$5,627	$24,743	$11,902
Affiliate access agreements	Easements and other surface-related revenues	807	1,465	6,388	4,224
Affiliate access agreements	Resource royalties	1,604	1,472	5,558	2,579
Affiliate access agreements	Resource sales	731	57	1,098	329
		$13,294	$8,621	$37,787	$19,034

		September 30,	December 31,
	Financial Statements Location	2025	2024
Accounts Receivable - Related Party
Affiliate access agreements	Related party accounts receivable	$4,564	$2,111

Accounts Payable - Related Party
Shared services agreement	Related party accounts payable	$902	$686

Shared Services Agreement

The Company is party to a services agreement with WaterBridge Operating LLC (“WaterBridge Operating”), an affiliate of the Company, and other affiliates pursuant to which the Company receives common management and general, administrative, overhead and operating services in support of the Company’s operations and development activities. The Company reimburses all fees incurred by WaterBridge Operating or its affiliates for services provided to the Company under the agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting the Company. For shared expenses paid on behalf of the Company, the costs are directly allocated to the Company based on its pro rata share of the expenses. For the three months ended September 30, 2025 and 2024 the Company paid approximately $2.5 million and $6.5 million for the shared services and direct cost reimbursements, respectively. For the nine months ended September 30, 2025 and 2024, the Company paid approximately $8.1 million and $8.6 million for the shared services and direct cost reimbursements, respectively.

Affiliate Access Agreements

The Company is party to facility access and surface use agreements and easements and rights-of-way with WaterBridge Infrastructure LLC and its subsidiaries (“WaterBridge”). Under these agreements, the Company has granted WaterBridge certain rights to construct, operate and maintain produced water, brackish water and waste reclamation facilities on our land, as applicable, in the ordinary course of business. Each of these agreements includes a standard fee schedule and provision for specified surface use activities. Each of these agreements also includes a provision for royalties related to certain specified activities.

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. The Company paid reimbursements for GIS and legal services of $0.1 million in each of the three months ended September 30, 2025 and 2024 and $0.3 million for each of the nine months ended September 30, 2025 and 2024.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

11. Subsequent Events

On November 12, 2025, OpCo acquired approximately 37,500 total acres across Reeves, Loving, Winkler and Ward counties, Texas, and certain related assets from 1918 Ranch & Royalty, LLC for total purchase consideration of $250.2 million, inclusive of $0.2 million in transaction costs. The acreage acquired consists of approximately 22,000 fee simple acres, approximately 12,000 leasehold acres and approximately 3,500 mineral classified acres subject to a long-term management agreement. The purchase consideration consisted of (i) approximately $208.3 million in cash, consisting of approximately $200.0 million drawn under the DDTL Facility, approximately $5.0 million drawn under the Revolving Credit Facility and approximately $3.3 million in available cash, and (ii) 657,411 OpCo Units (together with an equal number of Class B shares) valued at $41.7 million, based on a 10-day volume weighted average price of our Class A shares prior to closing. The Company applied a deposit of approximately $10.0 million against the purchase price for the 1918 Acquisition at closing.

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

Overview

Land is a fundamental requirement for the development and production of energy and the construction of critical infrastructure. As of September 30, 2025, we owned approximately 277,000 surface acres in and around the Delaware Basin sub-region in the prolific Permian Basin, which is the most active area for oil and natural gas exploration and development in the United States. Access to expansive surface acreage is necessary for oil and natural gas development, solar power generation, power storage, digital infrastructure and non-hazardous oilfield reclamation and solid waste facilities. Further, the significant industrial economy that exists to service and support energy and infrastructure development requires access to surface acreage to support those activities. Our strategy is to actively manage our land and resources to support and encourage energy and infrastructure development and other land uses that will generate long-term revenue and Free Cash Flow for us and returns to our shareholders.

We share a legacy financial sponsor, Five Point, and our management team with WaterBridge. WaterBridge is a leading integrated, pure-play water infrastructure company that operates a large-scale network of pipelines and other infrastructure in the Delaware Basin. These relationships provide our shared management team visibility into key areas of oil and natural gas production and long-term trends, which we leverage to encourage and support the development of critical infrastructure on our land and generate additional revenue for us. We receive royalties for each barrel of produced water that WaterBridge handles on our land as well as surface use payments for infrastructure constructed on our land.

Recent Developments

Purchase, Sale and Contribution Agreement

On October 3, 2025, the Company, OpCo and 1918 Ranch & Royalty, LLC, a Texas limited liability company, (“Contributor”) entered into a Purchase, Sale and Contribution Agreement (the “Contribution Agreement”), pursuant to which OpCo agreed to acquire approximately 37,500 total acres across Reeves, Loving, Winkler and Ward counties, Texas, and certain related assets (the “1918 Acquisition”) for an aggregate purchase price of $250.0 million, consisting of approximately $208.3 million in cash and approximately $41.7 million in units representing limited liability company interests in OpCo (“OpCo Units”) (together with an equal number of Class B shares representing limited liability company interests in the Company (“Class B shares”), based on a 10-day volume weighted average price of Class A shares representing limited liability company interests in the Company prior to closing, subject to customary purchase price adjustments and closing conditions.

On November 12, 2025, OpCo completed the 1918 Acquisition. Pursuant to the Contribution Agreement, OpCo (i) paid Contributor approximately $208.3 million in cash, consisting of approximately $200.0 million drawn under the DDTL Facility, approximately $5.0 million drawn under the Revolving Credit Facility and approximately $3.3 million in available cash, and (ii) issued 657,411 OpCo Units to Contributor (together with an equal number of Class B shares). The Company applied a deposit of approximately $10.0 million against the purchase price for the 1918 Acquisition at closing.

The Contribution Agreement contains representations, warranties and other provisions that were made only for purposes of the Contribution Agreement and as of specific dates and were solely for the benefit of the parties thereto. The Contribution Agreement is a contractual document that establishes and governs the legal relations among the parties thereto and is not intended to be a source of factual, business or operational information about the Company, OpCo, the Contributor or the assets to be acquired from the Contributor. The representations and warranties made by the Company and the Contributor in the Contribution Agreement may be (i) qualified by disclosure schedules containing information that modifies, qualifies or creates exceptions to such representations and warranties and (ii) subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances.

Third Amendment to Credit Agreement

On October 3, 2025 (the “Amendment Effective Date”), DBR Land LLC, a Delaware limited liability company and a subsidiary of the Company (the “Borrower”), entered into the Third Amendment to Credit Agreement (the “Amendment”) with the guarantors party thereto, the lenders party thereto, and Texas Capital Bank, as administrative agent and letter of credit issuer (the “Administrative Agent”), which amends that certain credit agreement, dated July 3, 2023 (as amended prior to the date hereof, the “Existing Credit Agreement”, and the Existing Credit Agreement, as amended by the Amendment, the “Credit Agreement”) among the Borrower, the guarantors party thereto, the lenders party thereto, and the Administrative Agent. The Amendment provides for a new delayed draw term loan facility with total commitments of $200.0 million for the purpose of partially financing the 1918 Acquisition and to pay certain related costs and expenses (the “DDTL Facility”).

On November 10, 2025, the Borrower drew in full the $200.0 million available under the DDTL Facility to partially fund the 1918 Acquisition and pay certain related expenses. The DDTL Facility included an unused commitment fee of 37.5 basis points that accrued from the Amendment Effective Date until November 10, 2025, applied to the average daily unused amount of the DDTL Facility.

Market Condition and Outlook

Over the last several years, the global economy, and more specifically the oil and natural gas industry, has experienced significant volatility, impacted by global conflicts, such as the Russia-Ukraine war, heightened tensions in the Middle East, domestic political activity, including the potential for a prolonged U.S. federal government shutdown, the BBB Act, tariffs, foreign trade policies and international trade conflicts, the activities of OPEC, and elevated inflation, interest rates and costs of capital and industry consolidation. High levels of activity in the Delaware Basin have resulted in industry consolidation and labor and supply chain challenges, which has impacted drilling, completion and production activity. This volatility has driven material swings in WTI pricing, which has subsequently impacted development and production decisions of E&P companies.

Global macroeconomic developments, such as the aforementioned BBB Act and the development or change in international trade policies, including the imposition of U.S. and/or foreign tariffs, may adversely affect our customers’ ability to source raw materials and, as a result, reduce their activity on or around our land. As a result, any trading disruption (such as tariffs, product restrictions, etc.) in the trading relationships between the U.S. and other nations may adversely impact our business. A prolonged U.S. federal government shutdown may also impact our customers’ ability to access capital markets and/or acquire necessary governmental approvals or permits for the operation of their businesses.

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

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2025 include:

•
Revenues of $50.8 million, an increase of 78% as compared to the third quarter of 2024;
•
Net income of $20.3 million, an increase of 836% as compared to the third quarter of 2024;
•
Net income margin of 40% as compared to net loss margin of 10% in the third quarter of 2024;
•
Adjusted EBITDA(1) of $44.9 million, an increase of 79% as compared with the third quarter of 2024;
•
Adjusted EBITDA Margin(1) of 88%, consistent with the third quarter of 2024;
•
Cash flow from operating activities of $34.9 million, an increase of 369% as compared to the third quarter of 2024;
•
Free Cash Flow(1) of $33.7 million, an increase of 372% as compared to the third quarter of 2024;
•
Operating cash flow margin of 69%, an increase of 43% as compared to the third quarter of 2024; and
•
Free Cash Flow Margin(1) of 66%, an increase of 41% as compared to the third quarter 2024;

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

We expect our fee-based revenues to grow over time relative to our oil and gas royalties. While our focus is on fee-based arrangements, our oil and gas royalties fluctuate with market prices for oil and natural gas. The following table presents the amount and relative percentage of each component of our revenues for the following periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Surface use royalties and revenues
Surface use royalties	$18,387	36.2%	$9,854	34.6%	$52,518	36.9%	$21,031	28.6%
Easements and other surface-related revenues	16,647	32.7%	6,641	23.3%	42,940	30.2%	19,242	26.2%
Resource sales and royalties
Resource sales	5,232	10.3%	4,931	17.3%	18,220	12.8%	12,237	16.7%
Resource royalties	5,533	10.9%	4,158	14.6%	17,485	12.3%	9,382	12.8%
Oil and gas royalties	3,332	6.6%	2,903	10.2%	9,452	6.6%	11,563	15.7%
Other	1,700	3.3%	-	0.0%	1,700	1.2%	-	0.0%
Total revenue	$50,831	100.0%	$28,487	100.0%	$142,315	100.0%	$73,455	100.0%

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

In connection with the IPO, our Board adopted the LandBridge Company LLC Long Term Incentive Plan (the “LTIP”), which allows for the grant of options, SARs, RSUs, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards or any combination thereof. Under the LTIP, participants have been granted RSUs. Share-based compensation associated with RSUs is allocated between the Company and the noncontrolling interest based on relative ownership. Substantially all share-based compensation is included in general and administrative expense with an immaterial amount included in other operating and maintenance expense on the unaudited condensed consolidated statements of operations prior to allocation to the noncontrolling interest. See Note 8 — Share-Based Compensation within the notes to our Financial Statements for additional information regarding share-based compensation.

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

Management believes Adjusted EBITDA and Adjusted EBITDA Margin are useful because these supplemental non-GAAP financial measures allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period, and against our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA and Adjusted EBITDA Margin because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. See “— Non-GAAP Financial Measures” for reconciliations and additional information regarding these non-GAAP financial measures.

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

Management believes Free Cash Flow and Free Cash Flow Margin are useful because these supplemental non-GAAP financial measures allow for an effective evaluation of both our operating and financial performance, as well as the capital intensity of our business, and subsequently the ability of our operations to generate cash flow that is available to distribute to our shareholders, reduce leverage or support acquisition activities. See “— Non-GAAP Financial Measures” for reconciliations and additional information regarding these non-GAAP financial measures.

Factors Affecting the Comparability of Our Results of Operations

Our future results of operations may not be comparable to our predecessor’s results of operations for the periods presented, primarily for the reasons described below.

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

Acquisitions

Subsequent to the third quarter of 2024, we acquired approximately 78,900 surface acres through the consummation of various acquisitions, including the 1918 Acquisition, which will impact the comparability of our results of operations. We expect to pursue opportunistic future land acquisitions that compliment or expand our current land position, which may impact the comparability of our results.

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

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,		Variance
	2025	2024	Amount	Percent
Revenues:
Surface use royalties	$18,387	$9,854	$8,533	87%
Easements and other surface-related revenues	16,647	6,641	10,006	151%
Resource sales	5,232	4,931	301	6%
Resource royalties	5,533	4,158	1,375	33%
Oil and gas royalties	3,332	2,903	429	15%
Other	1,700	-	1,700	100%
Total revenues	50,831	28,487	22,344	78%

Resource sales-related expense	438	423	15	4%
Other operating and maintenance expense	1,160	708	452	64%
General and administrative expense	15,864	22,131	(6,267)	(28%)
Depreciation, depletion, amortization and accretion	2,584	2,038	546	27%
Other operating (income) expense, net	(100)	-	(100)	100%
Operating income	30,885	3,187	27,698	869%

Interest expense, net	7,889	7,071	818	12%
Income (loss) from operations before taxes	22,996	(3,884)	26,880	692%
Income tax expense (benefit)	2,705	(1,128)	3,833	340%
Net income (loss)	$20,291	$(2,756)	$23,047	836%

Total revenues. Total revenues increased by $22.3 million. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $8.5 million. The increase was primarily attributable to increased produced water handling and associated skim oil royalties of $8.4 million and industrial waste handling royalties of $0.1 million on our surface for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase associated with produced water handling royalties is primarily driven by a significant increase in produced water handling volume of approximately 726 Mbbl/d related to our acquisitions in 2024 coupled with organic growth.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $10.0 million. The increase was primarily attributable to road easements of $4.5 million, oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $1.9 million, $1.8 million related to surface and subsurface drilling location easements and $1.8 million in other surface easements for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Resource royalties. Resource royalties increased by $1.4 million. The increase was primarily attributable to brackish water royalties of $0.9 million as a result of the Wolf Bone Ranch Acquisition in the fourth quarter of 2024. Additionally, sand mine royalties increased $0.5 million primarily related to higher throughput volumes.

Oil and gas royalties. Oil and gas royalties increased by $0.4 million,

The table below provides operational and financial data by oil and gas royalty stream for the periods indicated.

	Three Months Ended September 30,
	2025	2024
Net royalty volumes:
Oil (MBbls)	42	35
Natural Gas (MMcf)	155	179
NGL (MBbls)	16	18
Equivalents (MBoe)	84	83
Equivalents (MBoe/d)	0.9	0.9

Oil and gas royalties (in thousands):
Oil royalties	$2,704	$2,574
Natural gas royalties	265	79
NGL royalties	299	361
Oil and gas royalties	3,268	3,014
Mineral lease income	64	(111)
Total oil and gas royalties	$3,332	$2,903

Realized prices
Oil ($/Bbl)	$64.38	$73.54
Natural gas ($/Mcf)	$1.71	$0.44
NGL ($/Bbl)	$18.69	$20.06
Equivalents ($/Boe)	$38.90	$36.31

Other revenue. Other revenue increased by $1.7 million. The increase was attributable to deficiencies recognized under minimum revenue contracts.

Other operating and maintenance expense. Other operating and maintenance expense increased by $0.5 million. The increase was primarily due to higher field overhead, insurance and property tax related to acquisitions completed subsequent to the three months ended September 30, 2024.

	Three Months Ended September 30,		Variance
	2025	2024	Amount	Percent
General and administrative expense:
General and administrative expense, excluding share-based compensation	$4,700	$10,559	$(5,859)	(55%)
Share-based compensation	11,164	11,572	(408)	(4%)
Total general and administrative expense	$15,864	$22,131	$(6,267)	(28%)

General and administrative expense. General and administrative expense, excluding share-based compensation expense, decreased by $5.9 million. The decrease was primarily attributable to lower employee-related expenses of $4.6 million due to an IPO discretionary bonus and a $2.6 million contract termination payment made during the three months ended September 30, 2024, partially offset by increased corporate shared services allocation from WaterBridge of $0.7 million supporting underlying growth of the business and higher professional services fees of $0.8 million associated with transitioning to a publicly-traded company and costs associated with commercial activities.

Income tax expense (benefit), net. Income tax expense increased by $3.8 million. The increase was primarily due to a shift from a $3.9 million loss from consolidated operations before taxes for the three months ended September 30, 2024, which resulted in an income tax benefit for the period, to $23.0 million in income from operations before taxes for the three months ended September 30, 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,		Variance
	2025	2024	Amount	Percent
Revenues:
Surface use royalties	$52,518	$21,031	$31,487	150%
Easements and other surface-related revenues	42,940	19,242	23,698	123%
Resource sales	18,220	12,237	5,983	49%
Resource royalties	17,485	9,382	8,103	86%
Oil and gas royalties	9,452	11,563	(2,111)	(18%)
Other	1,700	-	1,700	100%
Total revenues	142,315	73,455	68,860	94%

Resource sales-related expense	1,384	1,739	(355)	(20%)
Other operating and maintenance expense	3,349	1,837	1,512	82%
General and administrative expense	45,356	98,114	(52,758)	(54%)
Depreciation, depletion, amortization and accretion	7,730	6,294	1,436	23%
Other operating expense, net	71	-	71	100%
Operating income (loss)	84,425	(34,529)	118,954	345%

Interest expense, net	23,745	16,235	7,510	46%
Other income	-	(241)	241	100%
Income (loss) from operations before taxes	60,680	(50,523)	111,203	220%
Income tax expense (benefit)	6,455	(890)	7,345	825%
Net income (loss)	$54,225	$(49,633)	$103,858	209%

Total revenues. Total revenues increased by $68.9 million. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $31.5 million. The increase was primarily attributable to increased produced water handling and associated skim oil royalties of $30.6 million and industrial waste handling royalties of $0.9 million on our surface for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase associated with produced water handling royalties was primarily driven by a significant increase in produced water handling volume of approximately 852 Mbbl/d related to our acquisitions in 2024 coupled with organic growth.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $23.7 million. The increase was primarily attributable to $9.1 million related to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure, $5.2 million related to road easements, $4.3 million related to surface and subsurface drilling location easements, $2.6 million related to the expansion of an existing industrial waste facility surface use agreement and $2.5 million in other surface easements for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Resource sales. Resource sales increased by $6.0 million. Brackish water sales increased $3.5 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Brackish water sales volume increased by 5.8 million barrels, or 21%, to 33.6 million barrels for the nine months ended September 30, 2025, as compared to 27.8 million barrels for the nine months ended September 30, 2024, primarily due to the timing of upstream drilling and completion operations in the area surrounding our surface acreage. Additionally, the per unit sales price increased by approximately 9%, primarily driven by the customer contract mix for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Caliche sales increased $2.5 million for the same comparative period, primarily due to construction of energy infrastructure in the areas surrounding our surface acreage.

Resource royalties. Resource royalties increased by $8.1 million. The increase was primarily attributable to brackish water royalties of $7.1 million as a result of the acquisition of approximately 103,000 surface acres in Loving and Winkler Counties, Texas, and Lea County, New Mexico, from a private third-party (the “East Stateline Ranch Acquisition”) in the second quarter of 2024 and the acquisition of approximately 46,000 largely contiguous surface acres in the Southern Delaware Basin (the “Wolf Bone Ranch Acquisition”) in the fourth quarter of 2024. Additionally, sand mine royalties increased $1.0 million primarily related to higher throughput volumes.

Oil and gas royalties. Oil and gas royalties decreased by $2.1 million, which consists of decreased royalty income of $1.0 million attributable to lower volume and $0.8 million attributable to lower commodity prices as well as decreased mineral bonus payments of $0.3 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The table below provides operational and financial data by oil and gas royalty stream for the periods indicated.

	Nine Months Ended September 30,
	2025	2024
Net royalty volumes:
Oil (MBbls)	111	123
Natural Gas (MMcf)	506	534
NGL (MBbls)	46	55
Equivalents (MBoe)	241	267
Equivalents (MBoe/d)	0.9	1.0

Oil and gas royalties (in thousands):
Oil royalties	$7,305	$9,460
Natural gas royalties	1,101	554
NGL royalties	982	1,142
Oil and gas royalties	9,388	11,156
Mineral lease income	64	407
Total oil and gas royalties	$9,452	$11,563

Realized prices
Oil ($/Bbl)	$65.81	$76.91
Natural gas ($/Mcf)	$2.18	$1.04
NGL ($/Bbl)	$21.35	$20.76
Equivalents ($/Boe)	$38.95	$41.78

Other revenue. Other revenue increased by $1.7 million. The increase was attributable to deficiencies recognized under minimum revenue contracts.

Other operating and maintenance expense. Other operating and maintenance expense increased by $1.5 million. The increase was primarily due to higher field overhead, insurance and property tax related to Wolf Bone Ranch and other acquisitions completed subsequent to the nine months ended September 30, 2024.

	Nine Months Ended September 30,		Variance
	2025	2024	Amount	Percent
General and administrative expense:
General and administrative expense, excluding share-based compensation	$11,897	$13,971	$(2,074)	(15%)
Share-based compensation	33,459	84,143	(50,684)	(60%)
Total general and administrative expense	$45,356	$98,114	$(52,758)	(54%)

General and administrative expense. General and administrative expense, excluding share-based compensation expense, decreased by $2.1 million. The decrease was primarily attributable to lower employee-related expenses of $4.2 million due to an IPO discretionary bonus in 2024, partially offset by increased corporate shared services allocation from WaterBridge of $2.2 million supporting underlying growth of the business.

Share-based compensation expense decreased by $50.7 million. The decrease was primarily attributable to decreased expense related to incentive unit expense of $55.4 million, partially offset by expense of $4.7 million related to RSU awards issued subsequent to the IPO in 2024. The incentive units expense decrease is primarily due to the periodic remeasurements of the NDB Incentive Units prior to the Division of $72.6 million when the awards were accounted for as liability awards and new issuances and post-modification equity award accounting amortization of $17.2 million. See Note 8 — Share-Based Compensation within the notes to our Financial Statements.

	Nine Months Ended September 30,		Variance
	2025	2024	Amount	Percent
Interest on credit facilities	$22,099	$15,377	$6,722	44%
Debt issuance costs amortization and write offs	1,619	1,177	442	38%
Interest on other	27	26	1	4%
Total interest expense	23,745	16,580	7,165	43%
Interest income	-	(345)	345	100%
Total interest expense, net	$23,745	$16,235	$7,510	46%

Interest expense, net. Interest expense, net, increased by $7.5 million. The increase was primarily attributable to higher weighted-average debt balances under our Credit Facilities during the nine months ended September 30, 2025, as compared to borrowings for the nine months ended September 30, 2024, partially offset by slightly lower interest rates. See “— Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Income tax expense (benefit), net. Income tax expense increased by $7.3 million. The increase was primarily due to a shift from a $50.5 million loss from consolidated operations before taxes for the nine months ended September 30, 2024, which resulted in an income tax benefit for the period, to $60.7 million in income from operations before taxes for the nine months ended September 30, 2025. Additionally, for periods prior to the IPO the Company was not subject to federal income tax.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$20,291	$(2,756)	$54,225	$(49,633)
Adjustments:
Depreciation, depletion, amortization and accretion	2,584	2,038	7,730	6,294
Interest expense, net	7,889	7,071	23,745	16,235
Income tax expense (benefit)	2,705	(1,128)	6,455	(890)
EBITDA	33,469	5,225	92,155	(27,994)
Adjustments:
Share-based compensation - Incentive Units (1)	9,144	9,830	27,133	82,402
Share-based compensation - RSUs	2,081	1,794	6,503	1,794
Transaction-related expenses (2)	-	351	135	1,266
Non-recurring expenses (3)	-	7,825	-	7,825
Other	156	(13)	156	37
Adjusted EBITDA	$44,850	$25,012	$126,082	$65,330
Net income (loss) margin	40%	(10%)	38%	(68%)
Adjusted EBITDA Margin	88%	88%	89%	89%
(1)
Share-based compensation - Incentive Units for the three and nine months ended September 30, 2025, consists only of the Incentive Units. Share-based compensation - Incentive Units for the three months ended September 30, 2024 consists only of the Incentive Units, and the nine months ended September 30, 2024 consists of $72.6 million related to the NDB Incentive Units and $9.8 million related to the Incentive Units. NDB Incentive Units were liability awards resulting in periodic fair value remeasurement prior to the Division. Subsequent to the IPO, any actual cash expense associated with such Incentive Units is borne solely by LandBridge Holdings and not the Company. Distributions attributable to Incentive Units are based on returns received by investors of LandBridge Holdings once certain return thresholds have been met and are neither an obligation of the Company nor taken into consideration for distributions to investors in the Company.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$34,912	$7,450	$88,157	$40,708
Net cash used in investing activities	(1,107)	(1,053)	(21,053)	(432,021)
Cash provided by (used in) operating and investing activities	33,805	6,397	67,104	(391,313)
Adjustments:
Acquisitions	5	750	18,767	431,260
Proceeds from disposal of assets	(85)	-	(210)	-
Free Cash Flow	$33,725	$7,147	$85,661	$39,947
Operating cash flow margin (1)	69%	26%	62%	55%
Free Cash Flow Margin	66%	25%	60%	54%
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

We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our target liquidity and capital requirements. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase, our cash flows and liquidity could be reduced and we could be required to seek alternative financing sources. As of September 30, 2025, we had a working capital surplus, defined as current assets less current liabilities, of $43.6 million and we had cash and cash equivalents of $28.3 million. As of December 31, 2024, we had a working capital surplus of $38.9 million and cash and cash equivalents of $37.0 million.

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders	Rate Per Share
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Second Quarter	June 5, 2025	$2,515	$5,124	$0.10
Third Quarter	September 4, 2025	$2,534	$5,121	$0.10

On November 10, 2025, our board of directors declared a dividend on our Class A shares of $0.10 per share, payable on December 18, 2025 to shareholders of record as of December 4, 2025, and a corresponding required cash distribution to OpCo unitholders.

Cash Flow

The following tables summarizes our cash flow for the periods indicated:

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,		Variance
	2025	2024	Amount	Percent
Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$88,157	$40,708	$47,449	117%
Net cash used in investing activities	(21,053)	(432,021)	410,968	95%
Net cash (used in) provided by financing activities	(75,820)	367,907	(443,727)	(121%)
Net decrease in cash and cash equivalents	$(8,716)	$(23,406)	$14,690	63%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $47.4 million. The increase was attributable to cash flow related to higher net income, net of non-cash items, of $58.7 million partially offset by a decrease in cash flow attributable to working capital accounts of $11.3 million. The increase in net income, net of non-cash items, is primarily attributable to revenue growth related to continued commercialization of acreage, including land acquired during 2024. The decrease in cash flow from working capital accounts is attributable to higher accounts receivable related to growth in our revenues, and federal tax deposits made related to the 2025 tax year, partially offset by deferred revenues associated with timing of cash received for easements or easement renewals and the related effective dates of such agreements.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $411.0 million. The decrease was primarily attributable to lower acquisition and acquisition-related expenditures for the nine months ended September 30, 2025 of $18.8 million as compared to $431.3 million for the nine months ended September 30, 2024. See Note 3 — Asset Acquisitions within the notes to our Financial Statements.

Net Cash (Used In) Provided by Financing Activities. Net cash used in financing activities increased $443.7 million. For the nine months ended September 30, 2025, cash used in financing activities primarily consisted of $52.8 million of dividends, dividend equivalents and distributions paid to shareholders, $16.2 million of debt repayments, net of proceeds, $5.7 million of required tax withholding related to the net settlement of Class A shares, and $1.1 million of offering costs paid related to the December 2024 private placement. For the nine months ended September 30, 2024, cash provided by financing activities primarily consisted of $271.3 million of net proceeds from the IPO, and $147.5 million of debt proceeds, net of repayments and issuance costs. These proceeds were partially offset by net distributions to member prior to the Corporate Reorganization of $50.9 million.

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

The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the size of the acquisition opportunity, our cash flows from operating activities and our investing and financing activities. There were no acquisition-related capital expenditures during the three months ended September 30, 2025 and $0.8 million during the three months ended September 30, 2024. There were $18.8 million and $431.3 million of acquisition-related capital expenditures during the nine months ended September 30, 2025 and 2024, respectively.

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

Debt Instruments

Credit Facilities

On July 3, 2023, the Company entered into (i) a four-year term loan (the “Term Loan”), and (ii) a four-year revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”), which were subsequently amended. Our Credit Facilities are secured by a first priority security interest in substantially all of our assets and the assets of our restricted subsidiaries, which are party to our Credit Facilities as guarantors. Our Credit Facilities include certain customary affirmative and negative covenants, which, among other things, restrict our ability and our restricted subsidiaries’ ability, subject to certain exceptions, to incur debt, grant liens, make restricted payments and investments, issue equity, sell or lease assets, dissolve or merge with another entity, enter into transactions with affiliates or restrictive agreements, change our business, prepay debt and amend our organizational documents and material agreements. The Company was in compliance with these covenants as of September 30, 2025. See Note 6 — Debt within the notes to our Financial Statements for further information with respect to such affirmative and restrictive covenants.

As of September 30, 2025, we had $369.3 million of outstanding borrowings consisting of $20.0 million of revolving credit borrowings and $349.3 million of term loan borrowings. As of September 30, 2025, we have $80.0 million remaining in available commitments under the Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings outstanding under the Credit Facilities for the three months ended September 30, 2025 was 7.60% in the case of the revolving credit borrowings and 7.49% in the case of term loan borrowings. The weighted average interest rate for the nine months ended September 30, 2025 was 7.70% in the case of revolving credit borrowings and 7.62% in the case of term loan borrowings.

On October 3, 2025, the Borrower entered into the Amendment with the guarantors party thereto, the lenders party thereto, and the Administrative Agent, which amends the Existing Credit Agreement, among the Borrower, the guarantors party thereto, the lenders party thereto, and the Administrative Agent. The Amendment provides for a new DDTL Facility for the purpose of partially financing the 1918 Acquisition and to pay certain related costs and expenses.

On November 10, 2025, the Borrower drew in full the $200.0 million available under the DDTL Facility to partially fund the 1918 Acquisition and pay certain related expenses. The DDTL Facility included an unused commitment fee of 37.5 basis points that accrued from the Amendment Effective Date until November 10, 2025, applied to the average daily unused amount of the DDTL Facility.

Critical Accounting Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our 2024 Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted

For a summary of recently issued accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies within the notes to our Financial Statements.

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

As of September 30, 2025, we had $369.3 million of outstanding borrowings consisting of $20.0 million of revolving credit borrowings and $349.3 million of term loan borrowings. The weighted average interest rate on the borrowings outstanding under our Credit Facilities for the three months ended September 30, 2025 was 7.60% in the case of revolving credit borrowings, and 7.49% in the case of term loan borrowings. The weighted average interest rate for the nine months ended September 30, 2025 was 7.70% in the case of revolving credit borrowings, and 7.62% in the case of term loan borrowings. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be $3.7 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness. See “— Debt Instruments — Credit Facilities.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

On November 12, 2025, OpCo completed the 1918 Acquisition. Pursuant to the Contribution Agreement, OpCo (i) paid Contributor approximately $208.3 million in cash, consisting of approximately $200.0 million drawn under the DDTL Facility, approximately $5.0 million drawn under the Revolving Credit Facility and approximately $3.3 million in available cash, and (ii) issued 657,411 OpCo Units to Contributor (together with an equal number of Class B shares). The Company applied a deposit of approximately $10.0 million against the purchase price for the 1918 Acquisition at closing.

The Contribution Agreement contains representations, warranties and other provisions that were made only for purposes of the Contribution Agreement and as of specific dates and were solely for the benefit of the parties thereto. The Contribution Agreement is a contractual document that establishes and governs the legal relations among the parties thereto and is not intended to be a source of factual, business or operational information about the Company, OpCo, the Contributor or the assets to be acquired from the Contributor. The representations and warranties made by the Company and the Contributor in the Contribution Agreement may be (i) qualified by disclosure schedules containing information that modifies, qualifies or creates exceptions to such representations and warranties and (ii) subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Trading Arrangements and policies.

During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1*#+	Purchase, Sale and Contribution Agreement, dated October 3, 2025, by and among LandBridge Company LLC, DBR Land Holdings LLC, 1918 Ranch & Royalty, LLC and the other parties thereto.
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

10.1*#+

Third Amendment to Credit Agreement, dated October 3, 2025, by and among DBR Land LLC, as borrower, Texas Capital Bank, as administrative agent and letter of credit issuer, the guarantors party therein and the lenders identified therein.

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
#

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the U.S. Securities and Exchange Commission on request.

+

Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted information to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LandBridge Company LLC

Date:	November 12, 2025	By:	/s/ Jason Long
Jason Long
Chief Executive Officer