Form 10-K
period 2025-12-31
LandBridge Co LLC
filed 2026-02-26
CIK 1995807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion based on the closing price of the registrant’s Class A shares representing limited liability company interests (“Class A shares”) on that date.

As of February 23, 2026, the registrant had 27,838,199 Class A shares and 49,250,916 Class B shares representing limited liability company interests (“Class B shares”) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), which will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this document, many of which are commonly used in the industry:

1918 Ranch Acquisition. The acquisition of approximately 38,000 total acres across Reeves, Loving, Winkler and Ward counties, Texas, and certain related assets from 1918 Ranch & Royalty, LLC. The acreage acquired consists of approximately 22,400 fee simple acres, approximately 12,000 leasehold acres and approximately 3,600 acres subject to a long-term management agreement.

2024 Acquisitions. The Lea County Acquisition, East Stateline Acquisition, Speed Acquisition, Winkler County Acquisition, Brininstool Acquisition and Wolf Bone Acquisition, collectively.

2025 Revolving Credit Facility. The revolving credit agreement entered into between DBR Land Holdings LLC, a subsidiary of LandBridge Company LLC, and Texas Capital Bank on November 18, 2025.

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

Brininstool Acquisition. The acquisition of approximately 5,820 surface acres in Lea County, New Mexico, on November 22, 2024 from a private third-party seller.

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

Division. The division of the then-current sole member of the Company, WaterBridge NDB LLC, into two Delaware limited liability companies in accordance with a plan of division prior to the IPO and corporate reorganization.

E&P. Oil and natural gas exploration and production.

E&P companies. Companies engaged in oil and natural gas exploration and production operations.

East Stateline Acquisition. The acquisition of the East Stateline Ranch on May 10, 2024, from a private third-party seller.

East Stateline Ranch. Approximately 103,000 surface acres in Loving and Winkler counties, Texas and Lea County, New Mexico, which were acquired on May 10, 2024, from a private third-party seller.

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

Indenture. The indenture entered into between DBR Land Holdings LLC, its subsidiaries and UMB Bank, N.A., as trustee in connection with the issuance of the Notes.

LandBridge. LandBridge Company LLC, a Delaware limited liability company.

LandBridge Holdings. LandBridge Holdings LLC, a Delaware limited liability company.

LBH Incentive Units. Management incentive units consisting of time-based awards of profits interests in LandBridge Holdings.

Lea County Acquisition. The acquisition of approximately 11,000 surface acres in Lea County, New Mexico on March 18, 2024, from a private third-party seller.

Legacy Acreage. The Company’s initial approximately 72,000 owned surface acres in Loving and Reeves County, Texas and Eddy County, New Mexico.

MBbls. One thousand barrels.

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

Notes. The $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 issued by DBR Land Holdings LLC on November 25, 2025.

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

Speed Ranch. Approximately 34,000 surface acres in Lea County, New Mexico and Andrews County, Texas, which were acquired on May 10, 2024, from a private third-party seller.

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

Winkler County Acquisition. The acquisition of approximately 1,280 surface acres in Winkler County, Texas on November 1, 2024 from a private third-party seller.

Wolf Bone Acquisition. The acquisition of approximately 46,000 surface acres in Reeves and Pecos counties, Texas, on December 19, 2024, from a subsidiary of VTX Energy.

WTI. West Texas Intermediate, a grade of crude oil commonly used in reference to pricing for crude oil.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, words such as “may,” “assume,” “forecast,” “could,” “would,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “objective,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Annual Report. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Annual Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

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
•
the risk that we may not realize the anticipated benefits and synergies from our acquisitions and our ability to successfully integrate such acquisitions;
•
the costs associated with our acquisitions;
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
•
uncertainty surrounding potential legal, regulatory and policy changes, such as proposed tariffs, as well as the potential for general market volatility and political uncertainty;
•
impacts related to changing U.S. and foreign trade policies, including increased trade restrictions or tariffs;
•
the effects of geopolitical conflicts, domestic political uncertainties or armed conflict in oil and natural gas producing regions, which may decrease demand for oil and natural gas or contribute to volatility in the prices for oil and natural gas, which could decrease demand for the use of our land and resources;
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
•
our ability to integrate acquired acreage, and any future acquisitions, and manage growth;
•
our ability to recruit and retain key management and other personnel and the allocation of resources between LandBridge and WaterBridge;
•
actions taken by the federal or state governments, such as executive orders or new or expanded regulations, that may impact future energy production in the U.S.;
•
changes in laws and regulations (or the interpretation thereof), such as the One Big Beautiful Bill Act (the “OBBBA”), including those related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate brackish water transfer, carbon pricing, pipeline construction, data privacy, taxation or emissions, leasing, permitting or drilling and various other environmental matters;
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

Summary Risk Factors

An investment in our Class A shares involves risks and uncertainties that may materially adversely affect our business, financial condition and results of operations and cash flows. Some of the more significant challenges and risks relating to an investment in the

Company are summarized below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in “Part I, Item 1A ─ Risk Factors” in this Annual Report.

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
•
Because a significant portion of our future revenue growth is expected to be derived from WaterBridge, any development that materially and adversely affects its respective business, operations or financial condition could have a material adverse impact on us.
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

Risks Related to Our Financial Condition

•
We are subject to interest rate risk, which may cause our debt service obligations to increase significantly. The weighted average interest rate on borrowings outstanding under the 2025 Revolving Credit Facility as of December 31, 2025, was 6.13%.
•
We are subject to counterparty credit risk. Nonpayment or nonperformance by our customers could have an adverse effect on our results of operations, cash flows and financial position.
•
Our obligations under the 2025 Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets and various guarantees.

Risks Related to Our Class A Shares

•
Maintaining the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, will increase demands on our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
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

PART 1

Item 1. Business

LandBridge was formed on September 27, 2023 as a Delaware limited liability company to serve as the issuer in an initial public offering of equity, which closed on July 1, 2024 (the “IPO”). LandBridge is a holding company, the principal asset of which is membership interests in OpCo. LandBridge is also the sole managing member of OpCo. Unless otherwise indicated or the context otherwise requires, references in this Annual Report to “LandBridge”, “us,” “we,” “our” or the “Company” are to (i) OpCo and its subsidiaries before the completion of the corporate reorganization in connection with the IPO (the “Corporate Reorganization”) and (ii) LandBridge and its subsidiaries as of the completion of the Corporate Reorganization.

Company Overview

Land is a fundamental requirement for the development and production of energy and the construction and operation of critical infrastructure. As of December 31, 2025, we owned or managed more than 315,000 surface acres in and around the Delaware Basin sub-region in the prolific Permian Basin, which is the most active area for oil and natural gas exploration and development in the United States. Access to expansive surface acreage is necessary for oil and natural gas development, solar power generation, power storage, digital infrastructure and non-hazardous oilfield reclamation and solid waste facilities. Further, the significant industrial economy that exists to service and support energy and infrastructure development requires access to surface acreage to support those activities. Our strategy is to actively manage our land and resources to support and encourage energy and infrastructure development and other land uses that will generate long-term revenue and Free Cash Flow for us and returns to our shareholders. Please see “How We Evaluate Our Operations” for more information regarding Free Cash Flow.

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

We share a financial sponsor, Five Point, and our management team with WaterBridge. WaterBridge is one of the largest water midstream companies in the United States and operates a large-scale network of pipelines and other infrastructure in the Delaware Basin that, as of December 31, 2025, handles approximately 2.5 million bpd of water associated with oil and natural gas production, with approximately 4.2 million bpd of total handling capacity. These relationships provide our shared management team visibility into key areas of oil and natural gas production and long-term trends, which we leverage to encourage and support the development of critical infrastructure on our land and generate additional revenue for us. Since we acquired our initial acreage, WaterBridge has constructed or acquired, as of December 31, 2025, approximately 1.5 million bpd of water handling capacity on our land, with approximately 3.2 million bpd of permitted capacity available for future development on our land. We receive royalties for each barrel of produced water that WaterBridge handles on our land as well as surface use payments for infrastructure constructed on our land.

Five Point and our management team formed LandBridge to acquire, manage and expand a strategic land position in the heart of the Delaware Basin to support the development of WaterBridge’s large-scale produced water handling infrastructure and to actively manage our land and resources to support and encourage broader industrial and commercial development. Since our formation, our management and Five Point have successfully started and expanded businesses that generate new and growing sources of revenue for us by capturing and monetizing commercial activity both on and near our land. Examples of the benefits of these relationships include WaterBridge’s strategic relationship with Devon Energy, which supports the development of significant additional infrastructure on and around our land. We believe that WaterBridge’s future growth will continue to underpin increased revenues for us, into which we have significant visibility and that requires minimal investment by us. Additionally, WaterBridge operates non-hazardous oilfield reclamation and solid waste facilities that are located on our land.

In addition to our relationship with WaterBridge, we have actively grown third-party revenues. We utilize a collaborative commercial approach with a diversified customer base to provide availability, timing and consistent terms for our customers’ development activities on our land. As a landowner, we benefit from these activities by charging fees and royalties based on our customers’ usage of our land and resources. Furthermore, the cost of development on our land is primarily borne by our customers, allowing us to benefit from their growth on our land while deploying minimal capital of our own. In furtherance of our strategy, we and WaterBridge entered into agreements with Texas Pacific Land Corporation (“TPL”), one of the largest landowners in Texas, to provide reciprocal crossing rights and produced water royalty and revenue sharing across an area of mutual interest that provides our customers (including WaterBridge) with greater development efficiency and enables them to increase their operations on our land. Please see “Business—Our Assets—Our Stateline Position” for more information related to our agreements with TPL.

We generate multiple revenue streams from the use of our surface acreage, the sale of resources from our land and oil and gas royalties.

•
Surface Use Royalties and Revenues: We receive fees from our customers for the use of our surface acreage for their business operations, which currently include oil and natural gas development, produced water transportation and handling, pipeline and electrical infrastructure, digital infrastructure, a commercial fuel distribution facility and other commercial and industrial activities, including non-hazardous oilfield reclamation and solid waste facilities.
•
Resource Sales and Royalties: We receive fees from the sale of resources from our land, including sales of brackish water and caliche primarily utilized in connection with oil and natural gas well development, and royalties from sand and brackish water extracted from our land primarily utilized for oil and natural gas well completions. These resources are used by our customers in their projects on and around our land and elsewhere throughout the Delaware Basin.
•
Oil and Gas Royalties: We receive a share of recurring revenues from the production of oil and natural gas on our approximate 4,400 gross mineral acres through our ownership of mineral interests, of which approximately 96% underlie our surface acreage. Other than our gross mineral acres, we do not own the mineral interests that underlie our surface acreage.

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Total revenues	$199,093	$109,954	$72,865
Net income (loss) (1)	$72,399	$(41,479)	$63,172
Adjusted EBITDA (2)	$177,171	$97,069	$62,804
Cash flows from operating activities	$126,273	$67,636	$53,042
Capital expenditures	$(4,236)	$(985)	$(2,783)
Free Cash Flow (2)	$122,037	$66,651	$50,259

(1) Net income for the year ended December 31, 2025, includes non-cash share-based compensation expense of $45.3 million, of which $8.8 million is attributable to RSUs issued by the Company and $36.5 million is attributable to LBH Incentive Units. Net loss for the year ended December 31, 2024, includes non-cash share-based compensation expense of $95.3 million, of which $4.0 million is attributable to RSUs issued by the Company, $72.6 million is attributable to NDB Incentive Units and $18.7 million is attributable to LBH Incentive Units. Net income for the year ended December 31, 2023 includes non-cash share-based compensation income of $17.2 million attributable to the NDB Incentive Units. Any actual cash expense associated with the LBH Incentive Units is borne solely by LandBridge Holdings and not the Company. Distributions attributable to LBH Incentive Units are based on returns received by investors of LandBridge Holdings once certain return thresholds have been met and are neither an obligation of the Company nor taken into consideration for distributions to investors in the Company.

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

We target opportunities that make the most efficient use of our surface acreage, allow the same surface acreage to be used for multiple activities and/or improve the value of the surrounding acreage. We have entered into, or are currently pursuing, primarily long-term commercial relationships with businesses focused on oil and gas development, solar power generation, microgrids, power storage, cryptocurrency mining and data management, as well as other renewable energy production, among other industries and applications. Similar to the other operations conducted on our land, we expect to enter into surface use or similar agreements with the owners of these projects from which we expect to receive surface use fees and other payments in connection with the utilization of our land, but we do not expect to own or operate such projects or expect to incur significant capital expenditures in connection therewith.

We measure our revenue divided by our acreage as a performance metric, which we refer to as “surface use economic efficiency.” The surface use economic efficiency metric for the years ended December 31, 2025 and 2024 are shown in the following table:

	Total	Weighted average acreage (2)		Surface use economic efficiency (3) (4)		Variance
	acreage (1)	2025	2024	2025	2024	Percent
				(in thousands)
Legacy acreage	72,000	72,000	72,000	$1,159	$1,018	14%
2024 Acquisitions	203,000	203,000	101,008	$499	$204	145%
2025 Acquisitions	42,000	8,479	-	$208	$-	- %
Total	317,000	283,479	173,008	$658	$543	21%
(1)
Total acreage is rounded and reflects fee surface acres, together with leasehold acres and acreage subject to a long-term management agreement.
(2)
In the year of acquisition, weighted average surface acreage is calculated for the period of ownership during the year of acquisition to align with the revenues earned during the period of ownership in that year.
(3)
Surface use economic efficiency is calculated as “Total revenues” less “Oil and gas royalties” from our consolidated statements of operations divided by the weighed average surface acres owned during the period.
(4)
May not sum or recalculate due to rounding.

The increase in our surface use economic efficiency reflects the application of our active land management strategy, including the optimization and expansion of commercial and surface use agreements.

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

Produced water handling facilities and their access to specific geologic zones are regulated at the state level and are required to meet guidelines imposed by the relevant state agencies. Because the Delaware Basin straddles the Texas-New Mexico state border, the planning, permitting and building of produced water infrastructure is dependent upon the laws and regulations of either Texas or New Mexico.

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

Our Assets

We own or manage more than 315,000 surface acres in and around the Delaware Basin in Texas and New Mexico, the most active oil and natural gas development and production region of the United States, as of December 31, 2025. Our surface acreage is located across three separate areas, which we refer to as our Stateline, Northern and Southern Positions. Our land positions are shown below.

Overview of our Land Position

Northern Position
Stateline Position
Southern Position
NM
TX
DELAWARE BASIN
EDDY
NEW MEXICO
TEXAS
ANDREWS
CENTRAL BASIN PLATFORM
LOVING
WINKLER
CULBERSON
WARD
PECOS
F DAVIS
LandBridge
BLM/SLO Leases
Interstate
US Route
Other Main Road
0 5 10 20 mi
N

Our Stateline Position

Our Stateline Position consists of approximately 169,000 surface acres located primarily in Loving, Reeves and Winkler Counties, Texas, and Lea County, New Mexico, near and along the Texas-New Mexico state border, as of December 31, 2025. Our Stateline Position comprises a significant and large land position and geological formations that are generally characterized by high permeability and porosity, that we believe will enable reliable water handling. There are substantial hydrocarbon resources under and in close proximity to our Stateline Position, which attracts high-quality, well-capitalized producers, including Devon Energy, EOG Resources, ConocoPhillips, Continental Resources, Admiral Permian and Occidental Petroleum. We believe that our geographic proximity to the operations of large, well-capitalized producers positions us to benefit from anticipated growth in oil and natural gas development on and around our land.

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

As of December 31, 2025, WaterBridge and third party operators collectively operated approximately 1.9 million bpd of existing produced water handling capacity on our Stateline Position. We believe that the pore space underlying our Stateline Position will be able to support approximately 3.2 million bpd of additional produced water handling capacity, assuming approximately 27,000 bpd produced water handling permits on average and approximately one kilometer of spacing between all future produced water handling facilities.

The eastern portion of our Stateline Position includes approximately 116,000 surface acres in Winkler and Loving counties, Texas and Lea County, New Mexico, as of December 31, 2025. WaterBridge operates produced water handling infrastructure and a brackish water supply system that serves producers active on the East Stateline Ranch, including ConocoPhillips, Continental Resources, Devon Energy and Occidental Petroleum. These producers are subject to SUAs that govern commercial activities on the East Stateline Ranch. In addition, we believe that the East Stateline Ranch contains substantial sand resources, which we expect to support additional sand mine developments over time and generate surface use revenue for us in connection with the utilization of our land.

Although oil and natural gas production and related services account for a large majority of the activity in our Stateline Position, we anticipate there will be opportunities with developers seeking to build data centers, cryptocurrency mining facilities, power generation facilities, microgrids and power storage facilities and commercial fueling stations across our Stateline Position.

Our Northern Position

Our Northern Position, which includes land positions in Eddy and Lea counties, New Mexico and Andrews County, Texas, consists of approximately 61,000 fee-owned surface acres and 33,000 additional surface acres leased from the BLM and the State of New Mexico on a year-to-year basis as of December 31, 2025.

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

As of December 31, 2025, WaterBridge and third party operators collectively operated approximately 158,000 bpd of existing produced water handling capacity on our Northern Position. We believe that the pore space underlying our Northern Position will be able to support approximately 1.4 million bpd of additional produced water handling capacity, assuming approximately 32,000 bpd produced water handling permits on average and one kilometer of spacing between all future produced water handling facilities.

Our Southern Position

Our Southern Position consists of approximately 87,000 surface acres located in Reeves, Ward and Pecos counties, Texas in the Delaware Basin as of December 31, 2025. Various producers have operations on or in the vicinity of our Southern Position, including Crescent Energy, VTX Energy, APA Corporation, Permian Resources and Diamondback Energy, and we generate revenues from their use of our Southern Position acreage and its resources.

In December 2024, we closed the Wolf Bone Acquisition, pursuant to which we acquired approximately 46,000 largely contiguous surface acres in the Southern Delaware Basin known as the Wolf Bone Ranch. Located adjacent to our existing surface acreage in Reeves County, Texas, the Wolf Bone Ranch is well-positioned at a strategic intersection of oil and natural gas exploration and transportation, with access to the Waha Gas market hub. The land also supports produced water operations, with current volumes of approximately 300,000 bpd serviced by infrastructure owned and operated by VTX Energy, as well as assets owned and managed by WaterBridge.

As of December 31, 2025, WaterBridge and third party operators collectively operated approximately 783,000 bpd of existing produced water handling capacity on our Southern Position.

In addition, we continually seek to identify and pursue opportunities with a broad array of customers, including new, distinct operations on our Southern Position. For example, in September of 2025, we sold a 3,000-acre solar energy generation project in Reeves County, Texas, to a leading, publicly-traded energy infrastructure developer. In connection with the transaction, we received an up-front cash payment and the right to receive contingent future cash payments based on the achievement of certain developmental milestones. The solar project has a proposed generation capacity of 250 MW. In addition, our Southern Position is adjacent to the I-10 interstate highway corridor, the fourth longest interstate highway system in the country, as well as I-20, which, each individually and collectively, serve as corridors for vehicle traffic and for pipeline and electrical infrastructure, representing additional development opportunities for this surface acreage.

Our Mineral Interests

We own approximately 4,400 gross mineral acres in the Delaware Basin with a weighted average lease royalty percentage based on acreage of 23.9% and an average proved developed producing net revenue interest per well of 4.2%, as of December 31, 2025. Our mineral interests are leased to some of the top operators in the Delaware Basin, including APA Corporation, Chevron, ConocoPhillips and Occidental Petroleum. Our leases with these and other E&P companies permit the lessee to explore for and produce oil, natural gas and NGLs from our land and entitle us to receive an upfront cash payment, or lease bonus, and a percentage of the proceeds from the sales of these commodities in the form of an oil and gas royalty interest.

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
•
Resource Royalties: Under our sand lease agreements, we lease our surface acreage to customers to construct and operate at their expense sand mines to provide in-basin sand for use in oil and natural gas completion operations. We receive a fixed royalty per ton of sand extracted, as well as a fixed-fee per barrel of brackish water used to support sand mining operations. Additionally, under certain access agreements and fee arrangements, we lease our surface acreage to customers to construct and operate (at their expense) brackish water wells to extract brackish water for use in oil and natural gas operations. We receive a fixed royalty per barrel of brackish water extracted.

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

We expect our fee-based revenues to grow over time relative to our revenues generated from oil and gas royalties. As shown in the chart below, for the year ended December 31, 2025, 68% of our total revenues were surface use royalties and revenues, 24% were resources sales and royalties, 6% were oil and gas royalties and 2% were considered other. For the year ended December 31, 2024, 60% of our total revenues were surface use royalties and revenues, 26% were resource sales and royalties and 14% were oil and gas royalties.

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

Although we believe that we have been successful in growing our business, the 1918 Ranch Acquisition required significant capital expenditure and, as of December 31, 2025, we had $570.7 million of total debt outstanding, with working capital, defined as current assets less current liabilities, of $47.5 million, and cash and cash equivalents of $30.7 million. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our Relationship with WaterBridge

We share a management team and financial sponsor with WaterBridge. WaterBridge owns and operates one of the largest integrated water midstream systems in the United States, providing water sourcing and produced water handling in key oil and natural gas producing basins in Texas, New Mexico and Oklahoma. WaterBridge’s key customers include Devon Energy, Permian Resources, BPX Energy, Chevron, EOG Resources, APA Corporation, Vital Energy, ConocoPhillips, San Mateo Midstream and Mewbourne Oil Company. As of December 31, 2025, WaterBridge handled approximately 2.5 million bpd of aggregate produced water and had approximately 4.8 million bpd of aggregate handling capacity, in each case across its aggregate areas of operation. WaterBridge has the right to construct produced water infrastructure on our Stateline and Northern Positions and is one of our largest customers, representing 25% of our revenue during the year ended December 31, 2025. These revenues consist of produced water handling fees, skim oil royalties, solid waste disposal and reclamation facility royalties and fees associated with rights of way for pipelines, equipment and roads and related surface use permits.

During the year ended December 31, 2025, we generated $50.5 million of revenues from WaterBridge. For every 100,000 bpd of incremental produced water that WaterBridge brings onto our surface, we expect to generate royalty fees of $4.0 million to $6.0 million per year, including skim oil royalties. The shared management team between LandBridge and WaterBridge facilitates our common goal of capitalizing on energy production in the Permian Basin through a mutually beneficial relationship. Additionally, our shared management team’s visibility into oil and natural gas production and long-term trends in the Permian Basin as a result of WaterBridge’s platform allows us to facilitate development of infrastructure in certain premier locations, thus capturing additional revenue streams.

In the Permian Basin, WaterBridge is primarily focused on building and operating integrated water networks to provide operational continuity for its upstream customers. WaterBridge’s integrated systems provide continuous handling capacity for water produced in connection with production operations. WaterBridge’s network provides operational redundancy, customer flow assurance and recycling and redelivery across its entire Permian Basin footprint. Within the Delaware Basin, WaterBridge has approximately 2,500 miles of pipeline with 4.2 million bpd of water handling capacity, as of December 31, 2025. In particular, as of December 31, 2025, WaterBridge operates an integrated water network on our land with approximately 1.5 million bpd of existing water handling capacity, primarily on our Stateline Position, and has approximately 3.2 million bpd of additional permitted capacity available for future development on our land. Additionally, WaterBridge operates two waste management facilities on our land for the reclamation and disposal of non-hazardous oilfield waste. We receive a percentage of gross revenue from solid waste disposal and reclamation operations, as well as revenue from providing brackish water for landfill operations.

In addition, the Stateline AMI provides WaterBridge the certainty necessary to develop large-scale water infrastructure assets on our land, which we believe provides WaterBridge with greater water sourcing and handling opportunities and will generate additional royalty revenue for us. A map of WaterBridge’s assets in the Delaware Basin, as of December 31, 2025 is shown in the graphic below.

Our Relationship with Five Point

Five Point is a private equity and infrastructure investor focused on investments within the North American water management, surface management, powered land and sustainable infrastructure sectors. Five Point acquires and develops in-basin assets, provides growth capital and builds industry-leading companies with experienced management teams and large E&P partners. Five Point indirectly owns a majority of our common shares, a majority of WaterBridge’s common shares and 50% of Powered Land Partners, LLC (“PowLan”), a joint venture between a third-party developer and funds affiliated with Five Point for the development of a data center on our land. Please see “—Material Contracts and Marketing” below for more information on our relationship with PowLan.

Customers; Material Contracts and Marketing

Customers

We have a diverse customer base consisting primarily of businesses that develop and produce oil and natural gas or provide services in support of oil and natural gas production. Our customers are generally large, well-capitalized businesses that have strong credit ratings. For the year ended December 31, 2025:

•
our five largest customers, which consisted of WaterBridge, VTX Energy, ConocoPhillips, EOG Resources and Occidental Petroleum comprised 59% of total revenue; and
•
36% of total revenue was from customers with an investment grade credit rating.

Our revenue-generating agreements with WaterBridge include water facilities agreements and related SUAs, including easements and rights-of-way, pursuant to which WaterBridge has constructed and operates produced water handling facilities and fresh water facilities on our land. See “—Material Contracts and Marketing” for further information on our agreements with WaterBridge. The majority of our revenues from WaterBridge during the year ended December 31, 2025, were generated by produced water handling royalties, brackish water sales and surface use payments for infrastructure constructed on our lands, with less significant revenues generated by its other land uses. Our agreements with WaterBridge do not contain minimum volume commitments, and our revenues from WaterBridge can fluctuate based on the nature, timing and scope of WaterBridge’s activities on our land. Pricing for our agreements with WaterBridge is consistent with the pricing described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — How we Generate Revenue.”

Our revenue-generating agreements with VTX Energy include SUAs with VTX Energy and its water midstream affiliate, Supply Water Systems LLC (“SWS”), each with an initial term of 10 years and a perpetual term thereafter, so long as such applicable party conducts operations on Wolf Bone Ranch without cessation of use for a period of twelve consecutive months or more. Pursuant to such SUAs, VTX Energy conducts oil and natural gas development and production activities on Wolf Bone Ranch and SWS conducts produced water handling, recycling and treatment activities on Wolf Bone Ranch, as applicable, from which we receive customary royalties and fees. We also entered into a letter agreement pursuant to which VTX Energy provided a minimum annual revenue commitment of $25.0 million for each of five years beginning December 19, 2024, inclusive of revenues under the VTX Energy and SWS SUAs. The terms and conditions of, and pricing for, our agreements with VTX Energy and its affiliates are consistent with descriptions of such agreements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Generate Revenue.” The majority of our revenues from VTX Energy during the year ended December 31, 2025, were generated by surface use royalties, brackish water sales and the minimum annual revenue payment under the letter agreement. Our agreements with VTX Energy can fluctuate based on the nature, timing and scope of VTX Energy’s activities on our land.

Our revenue-generating agreements with ConocoPhillips include (i) a water purchase and access agreement with an initial term of 10 years and a perpetual term thereafter, subject to termination for non-use for more than six months, pursuant to which ConocoPhillips operates brackish water wells on our lands and we receive customary royalties for each barrel of brackish water produced from such wells, (ii) brackish water supply agreements, typically on a short-term basis, pursuant to which we sell brackish water to ConocoPhillips to be used primarily in well completions, (iii) SUAs with perpetual terms so long as ConocoPhillips conducts operations thereunder, subject to termination for non-use for more than six months, pursuant to which ConocoPhillips operates produced water recycling and treatment facilities on our land and from which we receive customary royalties and fees, (iv) customary term easements, typically for five- to 10-year terms, subject to early termination for non-use over a specified period of time and (v) customary oil and natural gas mineral leases with perpetual terms so long as ConocoPhillips conducts operations thereunder. The terms and conditions of, and pricing for, our agreements with ConocoPhillips are consistent with the descriptions of such agreements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Generate Revenue.” The majority of our revenues from ConocoPhillips during the year ended December 31, 2025, were generated by brackish water sales, produced water handling royalties and oil and gas royalties, with less significant revenues generated by its other land uses. Our agreements with ConocoPhillips do not contain minimum volume commitments, and our revenues from ConocoPhillips can fluctuate based on the nature, timing and scope of ConocoPhillips’ activities on our land.

Our revenue-generating agreements with EOG Resources include (i) a sand mine lease with an initial term of three years and a perpetual term thereafter so long as EOG Resources conducts operations thereunder, subject to early termination rights for non-use over six months, pursuant to which EOG Resources constructed and operates a sand mine on our land and from which we receive a per ton royalty for sand extracted and fees for water used in its mining operations, and (ii) an SUA with an initial term of 10 years and an option for EOG Resources to extend for two additional 10-year terms, pursuant to which we receive customary fees for EOG Resources’ development and use of drilling sites, new and existing roads, pipeline easements and surface and subsurface easements. The terms and conditions of, and pricing for, our agreements with EOG Resources are consistent with the descriptions of such agreements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Generate Revenue.” The majority of our revenues from EOG Resources during the year ended December 31, 2025, were generated by resource royalties and brackish water sales, with resource royalties generated during the year ended December 31, 2025, reflecting EOG Resources’ sand mining operation on our surface acreage. We generated less significant revenues from EOG Resources’ other land uses during the year ended December 31, 2025. Our agreements with EOG Resources do not contain minimum volume commitments, although our sand mine lease with EOG Resources contains a nominal minimum yearly royalty payment. Our revenues from EOG Resources can fluctuate based on the nature, timing and scope of EOG Resources’ activities on our land.

Our revenue-generating agreements with Occidental Petroleum include (i) brackish water supply agreements, typically on a short-term basis, pursuant to which we sell brackish water to Occidental Petroleum to be used primarily in well completions, (ii) SUAs with perpetual terms so long as Occidental Petroleum conducts operations thereunder, subject to termination for non-use for more than six months, pursuant to which Occidental Petroleum conducts oil and natural gas exploration, development and production activities, including produced water recycling and treatment, on our land and from which we receive customary royalties and fees, (iii) customary term easements, typically for five- to 10-year terms, subject to early termination for non-use over a specified period of time and (iv) customary oil and natural gas mineral leases with perpetual terms so long as Occidental Petroleum conducts operations thereunder. The terms and conditions of, and pricing for, our agreements with Occidental Petroleum are consistent with the descriptions of such agreements set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Generate Revenue.” The majority of our revenues from Occidental Petroleum during the year ended December 31, 2025, were generated by damage payments under SUAs and easements, brackish water sales, produced water handling royalties and oil and gas royalties, with less significant revenues generated by its other land uses. Our agreements with Occidental

Petroleum do not contain minimum volume commitments, and our revenues from Occidental Petroleum can fluctuate based on the nature, timing and scope of Occidental Petroleum’s activities on our land.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—How We Generate Revenue” for further information regarding the ranges of our customary royalties and fees, inclusive of our royalties and fees with WaterBridge, VTX Energy, ConocoPhillips, EOG Resources and Occidental Petroleum.

While we would expect to be able to replace these customers, it is possible that the loss of any one of these customers could adversely affect our total revenues and have a material adverse effect on our results of operations, cash flows and financial position, whether in the short or long term. Furthermore, the determination by a customer to initiate or maintain activities on or around our land largely depends on the location of our surface acreage relative to the nature and locations of such customer’s operations and such customer’s need for the use of our land and resources. Our customers generally consist of a limited number of entities operating on and around our acreage in the Delaware Basin.

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
•
a lease development agreement for the development of a data center and related facilities on approximately 2,000 acres of our land in Reeves County, Texas with PowLan. PowLan is obligated to meet certain timing milestones to maintain its lease, including the commencement of site development within a two-year period and the construction of the data center within a subsequent four-year period. To the extent PowLan does not commence site development within two years of entry into the lease development agreement or commence construction of the data center within a subsequent four-year period, the agreement will automatically terminate. The lease development agreement includes, among other things, a non-refundable deposit and a two-year site selection and pre-development period; and
•
surface use agreements with WaterBridge, each with an initial term of 10 years and automatic one-year renewals unless terminated by either party prior to renewal, pursuant to which we have granted certain exclusive rights to construct, operate and maintain non-hazardous waste management facilities on our land and we receive a percentage of gross revenue from solid waste disposal and reclamation, as well as additional revenue from providing water for landfill operations and fees for surface damages, which surface damage payments are based on market rates and subject to annual redetermination by us in our reasonable discretion, taking into account market rates for similar payments in the immediate vicinity of our land. Each party is required to purchase all dirt, gravel and similar materials utilized in connection with such facilities on our land, as well as for all brackish water, from us. These agreements contain standard confidentiality, indemnification, insurance and change of control provisions.

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

Infrastructure

In order to use our surface acreage to, among other things, support all stages of energy development and production to supply growing global demand, we have entered into various SUAs through which our customers have built and own or are developing infrastructure on our land, including oil, natural gas and produced water gathering pipelines, recycled water pipelines, produced water handling facilities, water recycling ponds, sand mines, non-hazardous oilfield reclamation and solid waste facilities, a data center and a cryptocurrency facility, as of December 31, 2025. We also own brackish water wells and ponds on our land.

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

Human Capital Resources

We manage our operations through a shared services agreement (the “Shared Services Agreement”) with certain affiliates of WaterBridge (the “Manager”). Pursuant to the Shared Services Agreement, the Manager provides us with the services of our senior executive management team and certain management services, as well as general, administrative, overhead and operating services to support our business and development activities, including by making available five full-time personnel exclusively providing field services on our surface acreage and five full-time corporate services personnel exclusively providing corporate services to us.

Pursuant to the Shared Services Agreement, the Manager also provides operational and maintenance services, such as project and construction management, and provides operating materials and equipment. Because our customers construct and operate almost all of the infrastructure installed on our acreage, we expect to maintain a minimal number of dedicated personnel. As of December 31, 2025, we did not directly employ any employees.

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

Personnel Health and Safety

Safety is important to us and begins with the protection and safety of the personnel who provide services with respect to our business and the communities in which we operate. We value people above all else and remain committed to making safety and health a top priority. We strive to comply with all applicable health and safety laws and regulations and continually seek to maintain and deepen our safety culture by providing a safe working environment that encourages active personnel engagement, including implementing safety programs and continuing education policies to achieve improvements in our safety culture. We intend to continue to develop and administer policies to promote our organizational goals and improve and maintain the safety of our workspace.

Competition

The market in which we operate is competitive due to the location of our land in the Permian Basin in Texas and New Mexico and to the services in which we offer our customers. Given our geographic concentration in the Permian Basin, we compete with existing landowners in the area to provide an attractive development site for the limited number of potential customers that seek to develop and/or construct infrastructure in Texas and New Mexico to support their various business activities. We also compete with such landowners over the limited supply of, and demand for, resources, including brackish water, in the area. Furthermore, to the extent any new property owner purchases land located in areas comparable to our surface acreage, such property owner could be a potential competitor. As we continue to grow our business and enter into new business lines, including with respect to renewable energy, non-hazardous oilfield reclamation and solid waste facilities and other revenue streams, we will experience increasing levels of competition. Competition in our current market is based primarily on the geographic location of land, business reputation, pricing arrangements for the use of the land and its resources and legal and regulatory restrictions, among other factors. Although some of our competitors may have a broader geographic scope, longer operating history and greater financial and other resources than we have, we believe that we are competitively well-positioned due to the premier location of our land, which also provides a multitude of resources and uses, the reliability of our assets and our customer relationships, such as our symbiotic relationship with WaterBridge.

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

Regulation of Environmental and Occupational Safety and Health Matters

Our customers’ business operations are subject to numerous environmental and occupational health and safety laws and regulations that may be imposed at the federal, regional, state and local levels. The activities that our customers conduct in the course of oil and natural gas exploration and production, produced water handling, sand mining, and other activities are subject to or may become subject to stringent environmental regulation. Our customers are responsible for compliance with various environmental laws and regulations in the course of their operations. Although we generally have the right to inspect our properties and the activities thereon, we typically do not have any control with respect to such activities. For properties in which we hold mineral or royalty interests, we generally are not subject to direct environmental liability because we do not own, operate, or otherwise have control over any of the equipment, facilities, or operations occurring on such properties. However, with respect to land owned by us and leased to a customer, we may be subject to strict, joint and several liability for any spills or contamination on those properties, even though we generally have no control over operations on properties. For further information, see “Risk Factors—Risks Related to Environmental and Other Regulations—Our customers” operations on our land may be exposed to significant delays, costs and liabilities as a result of environmental, health and safety requirements, and we may be subject to strict, as well as joint and several liability, for contamination resulting from such operations pursuant to such requirements, even if we do not have control over such operations. The occurrence of any such delays, costs and liabilities may materially and adversely affect our customers’ business, operations or financial condition, which could reduce the demand for the use of our land and its resources, as well as the royalties and other payments we receive therefrom, and thereby materially affect our results of operations, cash flows and financial position. To mitigate the risk of potential environmental liabilities that may arise in the course of operations on our properties that we do not control, we generally seek to partner with reputable customers and seek indemnification from our customers for liabilities arising from their operations on our land, and we maintain what we believe is customary and reasonable insurance to protect our business against these potential losses. We also typically include covenants relating to compliance with environmental, health and safety regulations and remediation provisions in our contracts. Additionally, we may be able to rely on state funded programs (such as the Texas Railroad Commission’s (“TRRC”) Orphan Well Program) for coverage of certain plugging and abandonment liabilities upon declaration of bankruptcy by any of our customers. However, such actions may not be adequate to cover our liabilities, and we are not fully protected or insured against all risks. We do not expect environmental compliance costs to have a material adverse effect on our results of operations, cash flows and financial position; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our results of operations, cash flows and financial position, or on those of our customers.

The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. legal standards, as amended from time to time:

•
the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources and imposes various pre-construction, operational, monitoring and reporting requirements, and which the U.S. Environmental Protection Agency (“EPA”) has historically relied upon as authority for adopting climate change regulatory initiatives relating to GHG emissions;
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

Water Regulation. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. There continues to be uncertainty regarding the federal government’s applicable jurisdictional reach under the CWA over waters of the U.S., including wetlands, as the EPA and the U.S. Army Corps of Engineers (“Corps”) have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. In January 2023, the EPA and the Corps issued a final rule founded upon the pre-2015 regulations and incorporated updates based on existing Supreme Court decisions, including considerations based on regional and geographic differences. Additionally, in May 2023, the Supreme Court decided Sackett v. EPA, a case relating to the legal tests used to determine whether wetlands should be considered waters of the United States. A revised waters of the United States rule was issued in September 2023, to amend the January 2023 rule based on the Sackett decision, but it is currently being challenged in multiple courts. Due to the rule’s injunction in certain states, the implementation of the September 2023 final rule varies by state and the operative definition is different in the two states in which we currently operate. However, in November 2025, the EPA and the Corps proposed a rule to further update and narrow the September 2023 definition. To the extent any judicial ruling or administrative rulemaking or other action changes the scope of the CWA’s jurisdiction, we, WaterBridge and our producers and other customers could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of crude oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. To the extent that any new final rule or rules issued by the EPA and Corps expands the scope of the CWA’s jurisdiction in areas where we or our customers conduct operations, such developments could increase compliance expenditures or mitigation costs, contribute to delays, restrictions, or cessation of the development of projects, and also reduce the rate of production of oil and natural gas from producers with whom we have a business relationship and, in turn, have a material adverse effect on our results of operations, cash flows and financial position. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Air Emissions. The CAA and comparable state laws restrict the emission of air pollutants from many sources through air emissions standards, construction and operating permit programs and the imposition of other compliance standards. These laws and regulations may require us, or our customers, to obtain preapproval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay our projects as well as our customers’ development of various types of projects. Over the next several years, our customers may incur certain capital expenditures for air pollution control equipment or other air emissions related issues, which could lead to an increase in our customers’ operating costs or a decrease in our or our customers’ revenues and limit future development activity by our customers, including WaterBridge, thereby reducing their demand for the use of our land and resources. For example, in 2015, the EPA issued a final rule under the CAA, making the National Ambient Air Quality Standard (“NAAQS”) for ground level ozone more stringent. In December 2020, the EPA under the Trump Administration published a final action that elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups filed litigation over the December 2020 decision, and the Biden Administration subsequently announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. On August 21, 2023, the EPA announced a new review of the ozone NAAQS to reflect updated ozone science in combination with the reconsideration of the December 2020 decision. In June 2025, the EPA announced its plans to reconsider its finalized revisions to the regulatory deadlines for submitting state implementation plan (SIP) revisions and implementation requirements for nonattainment areas under the 2015 ozone NAAQS.

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

Notwithstanding the EPA’s recent proposal to revoke the “endangerment finding,” which supports the majority of the EPA’s GHG-related regulations, in recent years, the agency has made considerable efforts to regulate GHG emissions from oil and natural gas operations. These include regulations that establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector. In addition, the Inflation Reduction Act of 2022 (the “IRA”) amended the CAA to impose a fee on the emission of excess methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. In May 2024, the EPA issued a final rule to implement the IRA’s methane fee, although in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, in the One Big Beautiful Bill Act (“OBBBA”), Congress delayed the implementation of the methane emission fee until 2034. We cannot predict if the Trump Administration and / or Congress may take further actions with respect to the IRA or the methane emissions fee. However, compliance with this and other air pollution control and permitting requirements has the potential to increase costs for our customers and, indirectly, adversely affect our results of operations, cash flows and financial position.

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

Moreover, some state and local governments, including states where our customers operate, have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations, including bans on hydraulic fracturing. For example, Texas, New Mexico and other states have adopted regulations that impose stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations, such as the TRRC’s 2014 “well integrity rule.” States could also elect to place certain prohibitions on hydraulic fracturing. For example, in multiple annual New Mexico legislative sessions, there have been continued efforts to pause hydraulic fracturing and cease state issuance of permits for a four year time period, although none of the bills introduced on this topic have yet passed the New Mexico Legislature.

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

Endangered Species. The ESA restricts activities that may affect endangered or threatened species or their habitats. Similar protections are afforded under the Migratory Bird Treaty Act (the “MBTA”), which prohibits the taking of protected migratory bird species without prior authorization by the U.S. Fish and Wildlife Service (“FWS”). To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we or our customers operate, our and our customers’ abilities to conduct or expand operations and construct facilities could be limited or we and our customers could be forced to incur material additional costs. Moreover, our customers’ drilling activities may be delayed, restricted, or cancelled in protected habitat areas or during certain seasons, such as breeding and nesting seasons. Some of our land and the operations of our customers are located in areas that are designated as habitats for protected species. In addition, the FWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA For example, in November 2022, the FWS listed the northern district population segment of the lesser prairie chicken (encompassing southwest Colorado, south central to western Kansas western Oklahoma and the northeast Texas Panhandle) as threatened under the ESA, and the southern district population segment (covering eastern New Mexico and the southwest Texas panhandle) as endangered. The listing decision for the lesser prairie chicken was challenged by the states of Texas, Kansas, and Oklahoma, and various industry groups, with the U.S. District Court for the Western District of Texas vacating the rule for the northern district population segment in March 2025. Further, the FWS listed the dunes sagebrush lizard as an endangered species under the ESA in a final rule that became effective in June 2024. In September 2024, however, that listing decision was also challenged by the state of Texas in the U.S. District Court for the Western District of Texas. The results of that challenge remain uncertain. Critical habitat for the species has not yet been designated but is expected to occur after a separate rulemaking in the future. The designation of previously unidentified endangered or threatened species could indirectly cause us or our customers to incur additional costs, cause our or our customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas. The FWS and similar state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of, or access to, federal, state, and private lands, including our land.

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

Organizational Structure; Availability of Information

LandBridge was formed on September 27, 2023 as a Delaware limited liability company. We are a holding company whose principal asset is membership interests in OpCo. We are also the sole managing member of OpCo. Our principal executive office is located at 5555 San Felipe Street, Suite 1200, Houston, Texas 77056, and we have an additional office in Midland, Texas.

The following diagram reflects our current simplified organizational structure as of December 31, 2025.

LandBridge Holdings LLC ("*Holdings*")
LB Public Shareholders
Other Class B Shareholders(1)
48,593,505 Class B shares
27,838,199 Class A shares
657,411 Class B shares
48,593,505 OpCo Units
LandBridge Company LLC (NYSE: LB NYSE Texas: LB)
657,411 OpCo Units
27,838,199 OpCo Units + Managing Member Interest
DBR Land Holdings LLC ("*OpCo*")
DBR Land LLC ("*DBR Land*")
Operating Subsidiaries

1 In connection with the 1918 Ranch Acquisition, we issued 657,411 OpCo Units and a corresponding number of Class B shares to sellers. For more information, see “—Recent Developments—1918 Ranch Acquisition.”

* This diagram is provided for illustrative purposes only and has been simplified by not depicting each individual operating subsidiary.

Our website is located at www.landbridgeco.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and filings and amendments thereto filed or furnished with the SEC are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are filed with or furnished to the SEC. Information contained on our website is not incorporated into this Annual Report or on our other filings with the SEC. Our filings are available in hard copy, free of charge, by contacting us at 5555 San Felipe Street, Suite 1200, Houston, Texas 77056, Attention: Investor Relations, telephone: (432) 445-3929. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Also posted on our website under “Investor Relations—Governance—Governance Documents,” and available in print upon request made by any shareholder to the Investor Relations Department, are our Code of Business Conduct and Ethics and Whistleblower Policy and Corporate Governance Guidelines, as well as our charter for our Audit Committee. Within the time period required by the SEC, the New York Stock Exchange (the “NYSE”) and NYSE Texas, Inc. (“NYSE Texas”), as applicable, we will post on our website any modifications to the foregoing governance documents and any waivers applicable to senior officers as defined in the applicable governance document, as required by the Sarbanes-Oxley Act.

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
•
regulatory developments.

The SUAs we enter into and the sand, brackish water and other resources that we or our customers sell are substantially dependent on drilling, completion and production activities by E&P companies on or around our acreage. Similarly, the services WaterBridge provides, from which we earn royalties and fees, are substantially dependent on these same activities. If E&P companies do not maintain such activities on or around our land, their demand for the use of our land and resources and WaterBridge’s services will decline, negatively impacting our results of operations, cash flows and financial position.

Demand for the use of our land and resources, as well as the services provided by WaterBridge, depends substantially on capital spending by producers to construct and maintain infrastructure on and around our acreage and explore for, develop and produce oil and natural gas in the area. These expenditures are generally dependent on such producers’ overall financial position, capital allocation priorities and ability to access capital, and their views of future demand for, and prices of, oil and natural gas. Volatility in oil or natural gas prices (or the perception that oil or natural gas prices will decrease) affects such producers’ capital expenditures and willingness to pursue development activities. This, in turn, could lead to lower demand for the use of our land and resources or WaterBridge’s services, delays in payment of, or nonpayment of, amounts that are owed to us and cause lower rates and lower utilization of our land. In addition, we own oil and gas royalty interests that generate revenue based on oil and natural gas prices and production. As a result, a significant decrease in the price of oil and natural gas or decrease in levels of production of oil and natural gas on and around our land could adversely affect our results of operations, cash flows and financial position. For additional information, please see “—The willingness of E&P companies to engage in drilling, completion and production activities on and around our land is substantially influenced by the market prices of oil and natural gas, which are highly volatile. A substantial or extended decline in oil and natural gas prices may adversely affect our results of operations, cash flows and financial position.”

For the year ended December 31, 2025, we received revenue from approximately 208 customers, and our top ten customers represented 73% of our total revenues. While we expect these revenue streams to be recurring, our contracts with our significant customers, which represent a large portion of our revenues, typically do not contain minimum volume commitment provisions for land use or brackish water volumes to be purchased. As a result, our revenues are dependent on ongoing demand from these customers, which may decrease due to factors beyond our control. Our producers make all decisions as to investments in, and production from, their wells, and our revenues are dependent upon decisions made by such producers, among other factors. For example, we cannot control whether a producer chooses to develop a property or the success of drilling and development activities, which depend on a number of factors under the control of such producer. There can be no assurance that such producers will take actions or make decisions that will be beneficial to us, which could result in adverse effects on our results of operations, cash flows and financial position.

The willingness of E&P companies to engage in drilling, completion and production activities on and around our land is substantially influenced by the market prices of oil and natural gas, which are highly volatile. A substantial or extended decline in oil and natural gas prices may adversely affect our results of operations, cash flows and financial position.

Market prices for oil and natural gas are volatile and a decrease in prices could reduce drilling, completion and production activities by producers on or around our land, resulting in a reduction in the use of our land and resources and WaterBridge’s services, as well as the amount of revenues we receive from the production of oil and natural gas. The market prices for oil and natural gas are subject to U.S. and global macroeconomic and geopolitical conditions, among other things, and, historically, have been subject to significant price fluctuations and may continue to change in the future. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control and the control of producers on or around our land, such as:

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

These factors have at times resulted in, and may in the future result in, a reduction in global economic activity and volatility in the global financial markets and make it extremely difficult to predict future oil and natural gas price movements with certainty. A sustained decline in oil and natural gas prices may reduce the amount of oil and natural gas that can be produced economically by producers on or around our land, which may reduce such producers’ willingness to develop such land and use our land and resources and WaterBridge’s services. Producers on or around our land could also determine during periods of low oil and natural gas prices to shut-in or curtail production from wells on such land, or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. The scale and duration of the impact of these factors cannot be predicted but could lead to an increase in our customers’ operating costs or a decrease in our or our customers’ revenues, and any substantial decline in the price of oil and natural gas or prolonged period of low oil and natural gas prices may materially and adversely affect our results of operations, cash flows and financial position.

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

Because a significant portion of our future revenue growth is expected to be derived from WaterBridge, any development that materially and adversely affects either of their businesses, operations or financial condition could have a material adverse impact on us.

WaterBridge is among our most significant customers and is expected to play an increasingly important role in our financial performance over the long term. Accordingly, we are indirectly subject to the business risks faced by WaterBridge. Because a significant portion of our revenues is derived from WaterBridge, any development that materially and adversely affects WaterBridge’s businesses, operations or financial condition could have a material adverse impact on us.

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

Pursuant to the Shared Services Agreement, WaterBridge provides general and administrative services, as well as limited operational and maintenance services to us, together with five dedicated employees providing field services and five dedicated employees providing corporate services. Our success depends on the efforts, experience, diligence, skill and network of business contacts of such personnel and the quality of services that WaterBridge offers. However, the allocation of such resources is generally within WaterBridge’s discretion. We can offer no assurance that WaterBridge will continue to provide services to us or that we will continue to have access to WaterBridge’s personnel or that the Manager will be able to recruit and retain personnel necessary to provide us with key services. If the Shared Services Agreement is terminated and no suitable replacement is found to provide management and operating services for our land, or if the Manager is unable to recruit and retain those personnel necessary to perform services under the Shared Services Agreement, we may not be able to execute our business plan, and our results of operations, cash flows and financial position may be materially and adversely affected.

We rely on a small number of key individuals, certain of whom have responsibilities with affiliated entities, whose absence or loss could adversely affect our business, and difficulty attracting and retaining experienced personnel could reduce our competitiveness and prospects for future success.

The successful operation and growth of our business depends to a large extent on a small number of individuals to whom many key responsibilities within our business have been assigned. Such individuals hold positions with our affiliates, including Five Point and WaterBridge, and dedicate a portion of their time and resources to the activities of such affiliates, and there can be no assurance as to the future allocation of time and resources between our business, on the one hand, and our affiliates in which our personnel, other service providers, and management team hold an interest, on the other hand. We rely on our key personnel for their knowledge of the energy industry, relationships within the industry and experience in operating a business in the Permian Basin. The loss of the services of one or more of these key personnel, and the inability to recruit or retain additional key personnel, could have an adverse effect on our business. Further, we do not have currently a succession plan for the replacement of, and do not maintain “key-person” life insurance policies on, such key personnel.

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

For the year ended December 31, 2025, revenues from WaterBridge, VTX Energy and ConocoPhillips each individually comprised more than 10% of our total revenues and collectively represented 47% of our total revenues. WaterBridge, VTX Energy, TPL and EOG Resources each individually comprised 21%, 19%, 14% and 11%, respectively, of our total accounts receivable for the year ended December 31, 2025 and collectively represented 65% of our total accounts receivable at such date.

We expect to continue to depend on key customers to support our revenues for the foreseeable future, and although each of WaterBridge, VTX Energy and ConocoPhillips operates on our land under long-term contracts, each of these customers has the right to reduce or cease operations on our acreage at their sole discretion under certain circumstances, as our contracts with such customers generally do not contain minimum commitment provisions for land use or brackish water volumes to be purchased. See “Business—Customers; Material Contracts and Marketing” for further information on our agreements with our significant customers. The loss of revenue derived from any of these customers’ operations on our land could adversely affect our results of operations, cash flows and financial position. During times when the oil and natural gas markets weaken, our customers are more likely to experience financial difficulties, including generating less cash flow due to lower oil and natural gas prices and being unable to access or receive favorable terms in connection with debt or equity financing, which could result in a reduction in our customers’ activities on or around our land. Furthermore, the determination by a customer to initiate or maintain activities on or around our land largely depends on the location of our surface acreage relative to the nature and location of such customer’s operations and such customer’s need for the use of our land and resources. Our customers are limited to entities operating on and around our acreage in the Delaware Basin.

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

Concerns over global economic conditions, global health threats, trade policies, increased trade restrictions and tariffs, supply chain disruptions, increased demand, labor shortages associated with a fully employed U.S. labor force, geopolitical issues, inflation, interest rates, the availability and cost of credit and the United States financial markets and other factors have contributed to increased economic uncertainty. Although inflation in the United States had been relatively low for many years, there was a significant increase in inflation beginning in the second half of 2021, with a general decline beginning in the second half of 2022 and a relative settling in in 2023 and 2024. In addition, the current presidential administration has stated an intention to continue imposing tariffs on international goods, such as those produced in both China and Europe. To the extent that any U.S. trade policy results in retaliatory tariffs against the U.S., such developments could result in inflationary pressures and have an adverse effect on our customers’ business, and reduce demand for use of our land and services, which could have a material adverse effect on our business, results of operations and financial condition. Though we incorporate inflation escalators in most of our long-term customer contracts, contractual provisions providing for inflation escalators in certain contracts are subject to caps, which may limit the amount of any single pricing increase, and may also vary as to the commencement date of such increases and the timing and calculation of the applicable adjustment. As a result, inflation may outpace the revenue adjustments provided by those provisions. Our customers may also experience supply chain constraints, due to international trade policies or otherwise, and inflationary pressure on their cost structures, which could impact the revenues we receive from them. Our customers also may face shortages of equipment, raw materials, supplies, commodities, labor and services, which may prevent them from executing their development plans on or around our land. These supply chain constraints, trade policies and inflationary pressures may continue to adversely impact our customers’ operating costs and, if they are unable to manage their supply chain, it may impact their ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could materially and adversely affect the revenues received in respect of our customers’ operations on or around our land.

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

Subject to certain exceptions, our customers assume responsibility for, including control and removal of, all other pollution or contamination that may result from their operations on our acreage, such as WaterBridge’s oil reclamation, solid waste and landfill operations. We may have liability in such cases if we are grossly negligent or commit willful acts, or as owners of the land under laws that impose strict, joint and several liability for pollution clean-up, such as CERCLA (as defined herein). Our customers generally agree to indemnify and defend us against claims relating to contamination resulting from their operations and related closure and remedial obligations, damage or loss of a well, reservoir, geological formation, underground strata, or water resources, or the loss of oil, natural gas, mineral, or water, but sometimes such indemnity and defense is subject to exceptions for claims for gross negligence or willful misconduct, and we may not be able to collect under these indemnities if the applicable customer is in financial distress. Our customers also generally assume responsibility for claims arising from their employees’ personal injury or death, or the damage or loss of their property, to the extent that their employees are injured or their properties are damaged by operations on our acreage, but sometimes such indemnity and defense is subject to exceptions for claims resulting from our gross negligence or willful misconduct, and we may not be able to collect under these indemnities if the applicable customer is in financial distress. However, we might not succeed in enforcing such contractual risk allocation or might incur an unforeseen liability falling outside the scope of such risk allocation.

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

While we have implemented and maintain commercially reasonable security measures and safeguards, such security measures and safeguards may not be sufficient to protect against or effectively mitigate an attack. Attackers are increasingly using advances in technologies, such as artificial intelligence and encryption bypasses that may evade our efforts. Emerging artificial intelligence technologies may improve or expand the capabilities of malicious third parties in a way we cannot predict, including being used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities and increase the difficulty detecting threats. Moreover, some of our networks and systems are managed by third-party service providers and are not under our direct control. We regularly enter into transactions with third parties, some of whom may have less sophisticated electronic systems or networks and may be more vulnerable to cyberattacks. Our reliance on these third parties means that any vulnerability in their systems could propagate to our own systems or affect our data, increasing our risk exposure despite our internal controls.

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

Our future results following our acquisitions will suffer if we do not effectively manage our expanded operations.

Since our formation, the size of our asset base has increased significantly. Our future success will depend, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of expanded acreage, new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from our acquisitions.

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

The ESA and comparable state laws restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA. To the degree that species listed under the ESA or similar state laws, or are protected under the MBTA, live in the areas where we and our customers operate, both our and our customers’ abilities to conduct or expand operations and construct facilities could be limited, or both we and our customers could be forced to incur additional material costs. Additionally, the FWS may make determinations on the listing of unlisted species as endangered or threatened under the ESA. For example, in November 2022, the FWS designated two distinct population segments of the lesser prairie chicken under the ESA, which live in certain areas in southeastern New Mexico and western Texas. The listing decision was challenged by the states of Texas, Kansas and Oklahoma, and various industry groups, with the U.S. District Court for the Western District of Texas vacating the rule for the northern district population segment in March 2025. In May 2024, the FWS designated the dunes sagebrush lizard under the ESA, which also lives in certain areas in southeastern New Mexico and western Texas. This listing decision is subject to ongoing litigation. The designation of previously unidentified endangered or threatened species could indirectly cause us or our customers to incur additional costs, cause our or our customers’ operations to become subject to operating restrictions or bans and limit future development activity in affected areas, which developments could have a material adverse effect on our results of operations, cash flows and financial position.

The results of operations of our customers, as well as producers on or around our land, may be materially impacted by efforts to transition to a lower-carbon economy.

Concerns over the risk of climate change have increased the focus by global, regional, national, state and local regulators on GHG emissions, including carbon dioxide emissions, and on transitioning to a lower-carbon future. A number of countries and states have adopted, or are considering the adoption of, regulatory frameworks to reduce GHG emissions. These regulatory measures may include, among others, adoption of cap and trade regimes, carbon taxes, increased efficiency standards, prohibitions on the sales of new automobiles with internal combustion engines, and incentives or mandates for battery-powered automobiles and/or wind, solar or other forms of alternative energy. These include laws such as the IRA, which appropriated significant federal funding for renewable energy initiatives and amended the CAA to impose a first-time fee on the emission of methane from sources required to report their GHG emissions to the EPA. In May 2024, the EPA issued a final rule to implement the IRA’s methane fee, although in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, in the OBBBA, Congress delayed the implementation of the methane emission fee until 2034. We cannot predict if the Trump Administration and / or Congress may take further actions with respect to the IRA or the methane emissions fee. Compliance with changes in laws, regulations and obligations relating to climate change could result in increased costs of compliance for our customers on or around our land or costs of consuming oil and natural gas for such products, and thereby reduce demand for the use of our land and resources, which could reduce our profitability. Changes in laws and regulations may also result in delays or increased costs associated with obtaining permits needed for oil and natural gas operations. Additionally, our customers on or around our land could incur reputational risk tied to changing customer or community perceptions of our customers or their customers’ contribution to, or detraction from, the transition to a lower-carbon economy. These changing perceptions could lower demand for oil and natural gas products, resulting in lower prices and lower revenues as consumers avoid carbon-intensive industries, and could also pressure banks and investment managers to shift investments and reduce lending.

Separately, banks and other financial institutions, including investors, may decide to adopt policies that restrict or prohibit investment in, or otherwise funding, us or our customers on or around our land based on climate change-related concerns, which could affect our and our customers on or around our land’s access to and cost of capital for potential growth projects. However, this trend has been declining recently. Additionally, insurers may decide to raise rates and/or cease insuring us or our customers on or around our land based on climate change-related concerns.

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

Increased investor attention to sustainability-related matters may impact our or our customers’ business.

Companies across all industries are facing increasing scrutiny from stakeholders related to their sustainability practices. Companies that do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to sustainability issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increased attention to climate change, increasing and sometimes conflicting societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ products and services, lower demand for the use of our land and resources, reduced profits, increased governmental investigations and litigation against us.

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

Moreover, while we may create and publish voluntary disclosures regarding sustainability matters from time to time, many of the statements in those voluntary disclosures are based on expectations and assumptions or hypothetical scenarios that may be incorrect or may change with the passage of time. Such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many sustainability matters. Additionally, voluntary disclosures regarding sustainability matters, as well as any sustainability disclosures mandated by law, could result in litigation or government investigations or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to adequately pursue or implement sustainability strategies or achieve sustainability goals or commitments, which are often aspirational, including any GHG reduction or neutralization goals or commitments, could result in litigation and damage our reputation, cause our investors or consumers to lose confidence in us, or otherwise negatively impact our operations. Moreover, even if we voluntarily elect to pursue climate or sustainability goals, we cannot guarantee that we will be able to pursue or implement such goals because of potential costs, technical or operational obstacles, uncertainty in long-term assumptions and expectations or other market or technological developments beyond our control. Similarly, we cannot guarantee that participation in any sustainability or, climate-related certification program or framework will have the intended results on our sustainability profile.

In addition, certain organizations that provide proxy advisory services to investors on corporate governance and related matters have developed rating and proxy voting recommendation processes for evaluating companies on their approach to sustainability matters. Such ratings and proxy advisory services are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved sustainability disclosure or performance. While such ratings do not impact all investors’ investment or voting decisions, unfavorable sustainability ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries, which could have a negative impact on our share price and/or our access to and costs of capital.

Furthermore, certain public statements with respect to sustainability matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing” (i.e., misleading information or false claims overstating potential sustainability benefits). For example, the SEC has taken enforcement action against companies for sustainability-related misconduct, including alleged greenwashing. Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain sustainability-statements, goals, or standards were misleading, false, or otherwise deceptive. Any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. We could also face increasing costs as we attempt to comply with and navigate further regulatory sustainability-related focus and scrutiny.

Additionally, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that the Company faces increasing criticism or litigation risks from certain “anti-sustainability” parties, including various governmental agencies.

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

As of December 31, 2025, we had $570.7 million of total debt outstanding. Our ability to make scheduled payments on, or to refinance, our indebtedness and financial commitments depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions including financial, business and other factors beyond our control, and may vary significantly from year to year. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods and we may be unable to generate sufficient cash flow to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any insufficiency may impact our business.

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

We are subject to interest rate risk, which may cause our debt service obligations to increase significantly. The weighted average interest rate on borrowings outstanding under the 2025 Revolving Credit Facility as of December 31, 2025 was 6.13%.

Borrowings under the 2025 Revolving Credit Facility bear interest at variable rates and expose us to interest rate risk. The weighted average interest rate on our borrowings outstanding under the 2025 Revolving Credit Facility as of December 31, 2025 was 6.13%. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and we would be required to devote more of our cash flow to servicing our indebtedness.

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

If we fail to comply with the restrictions and covenants in the 2025 Revolving Credit Facility, the Indenture or our future debt agreements, there could be an event of default under the terms of such agreements, which could result in an acceleration of payment.

A breach of compliance with any restriction or covenant in the 2025 Revolving Credit Facility, the Indenture or any of our future debt agreements could result in a default under the terms of the applicable agreement, and our ability to comply with such restrictions and covenants may be affected by events beyond our control. As a result, we cannot assure you that we will be able to comply with these restrictions and covenants. A default could result in acceleration of the indebtedness and a declaration of all amounts borrowed due and payable, which could have an adverse effect on us and negatively impact our ability to borrow. If an acceleration occurs, we may be unable to make all of the required payments and may be unable to find alternative financing. Even if alternative financing were available at that time, it may not be on terms that are favorable or acceptable to us. Additionally, we may not be able to amend the 2025 Revolving Credit Facility or such future agreements governing our indebtedness or obtain necessary waivers on satisfactory terms.

Our obligations under the 2025 Revolving Credit Facility are secured by a first priority security interest in substantially all of our assets and various guarantees.

The amounts borrowed pursuant to the terms of the 2025 Revolving Credit Facility are secured by substantially all of our and our subsidiaries’ present and after-acquired assets. Additionally, our obligations under the 2025 Revolving Credit Facility are jointly and severally guaranteed by us and our material subsidiaries.

As a result of the above, in the event of the occurrence of a default under the 2025 Revolving Credit Facility, the administrative agent may enforce its security interests (for the ratable benefit of the lenders under the 2025 Revolving Credit Facility and the other secured parties) over our and/or our subsidiaries’ assets that secure the obligations under the 2025 Revolving Credit Facility, take control of our assets and business, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans. If that were to happen, you may lose all, or a part of, your investment in our Class A shares.

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

Risks Related to Our Corporate Structure and Our Class A Shares

Maintaining the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, will increase demands on our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we must comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the NYSE and NYSE Texas rules. Complying with these statutes, regulations and requirements occupy a significant amount of time of our board of directors and management and significantly increase our costs and expenses. We are continuing our efforts to:

•
institute a more comprehensive compliance function;
•
comply with rules promulgated by the NYSE and NYSE Texas;
•
continue to prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•
institute and enforce new internal policies, such as those relating to insider trading; and
•
involve and retain to a greater degree outside counsel and accountants in the above activities.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. As of December 31, 2025, we are no longer an “emerging growth company,” as defined in the JOBS Act. As such, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting and we are required to disclose, to the extent material, changes made in our internal control over financial reporting on a quarterly basis. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements will increase demands on our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will take steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting during the evaluation and testing process, we may be unable to conclude that our internal controls are effective.

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

We are a holding company and will have no material assets other than our equity interest in OpCo, and we do not have any independent means of generating revenue. To the extent OpCo has available cash we intend to cause OpCo to make (i) generally pro rata distributions to all holders (“OpCo Unitholders”) of limited liability interests in OpCo (“OpCo Units”), including us, in an amount at least sufficient to allow us to pay taxes, (ii) additional distributions in an amount generally intended to allow the OpCo Unitholders (other than us) to satisfy their respective income tax liabilities with respect to their allocable share of the income of OpCo (based on certain assumptions and conventions), which additional distributions may be made on a pro rata basis to all OpCo Unitholders (including us) or a non-pro rata basis to OpCo Unitholders (other than us) in redemption of OpCo Units from such holders and (iii) non-pro rata distributions to us in an amount sufficient to cover our public company and other overhead expenses. In addition, as the sole managing member of OpCo, we intend to cause OpCo to make pro rata distributions to all of its unitholders, including to us, in an amount sufficient to allow us to fund dividends to our shareholders in accordance with our dividend policy, to the extent our board of directors declares such dividends. OpCo is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit our ability to obtain cash from it. If OpCo is unable to make distributions, we may not receive adequate distributions, which could materially and adversely affect our results of operations, cash flows, financial position and ability to fund any dividends.

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

As of December 31, 2025, LandBridge Holdings owned an aggregate of 48,593,505 Class B shares representing approximately 63.04% of our voting power. LandBridge Holdings’ beneficial ownership of greater than 50% of our common shares means LandBridge Holdings is able to control matters requiring shareholder approval, including the election of directors, changes to our organizational documents, approval of acquisition offers and other significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A shares will be able to affect the way we are managed or the direction of our business. The interests of LandBridge Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

Furthermore, in connection with the consummation of the IPO, we entered into a shareholder’s agreement, dated July 1, 2024 (the “Shareholder’s Agreement”), with LandBridge Holdings, providing that, for so long as LandBridge Holdings and certain affiliates beneficially own at least 40% of our outstanding common shares, LandBridge Holdings shall be entitled to designate a number of directors equal to a majority of the board of directors, plus one director; and for so long as LandBridge Holdings and such affiliates beneficially own at least 30%, 20% and 10% of our outstanding common shares, LandBridge Holdings shall be entitled to designate at least three directors, two directors and one director, respectively. So long as LandBridge Holdings is entitled to designate one or more directors and notifies the board of directors of its desire to remove, with or without cause, any director previously designated by it to the board of directors, we are required to take all necessary action to cause such removal. So long as LandBridge Holdings has the right to designate at least one director to our board of directors, it will also have the right to appoint a number of board observers, who will be entitled to attend all meetings of the board of directors in a non-voting, observer capacity, equal to the number of directors LandBridge Holdings is entitled to appoint.

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

LandBridge Holdings may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunities. Furthermore, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. Furthermore, LandBridge Holdings, Five Point and WaterBridge, are not required to utilize facilities located on our land in connection with any business opportunities, whether currently existing or arising in the future, and may pursue development opportunities with competing landowners, or pursue an alternative land position without informing us of such opportunity or offering such opportunity to us. This renouncing of our interest and expectancy in any business opportunity may create actual and potential conflicts of interest between us and LandBridge Holdings, Five Point and WaterBridge, and result in less than favorable treatment of us and our shareholders if attractive business opportunities are pursued by LandBridge Holdings, Five Point and WaterBridge, for their own benefit rather than for ours.

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

As of December 31, 2025, we had 27,838,199 Class A shares and 49,250,916 Class B shares outstanding. Future sales by LandBridge Holdings after the exercise of the Redemption Right (as described in the OpCo LLC Agreement) or sales by other large holders of our Class A shares in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A shares or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to LandBridge Holdings and certain other shareholders. In July 2025, we registered the resale of 53,915,691 Class A shares (including Class A shares to be issued upon redemption of a corresponding number of Class B shares) by certain selling shareholders, including LandBridge Holdings, pursuant to certain registration rights agreements. Furthermore, we filed a registration statement with the SEC on Form S-8 providing for the registration of 3,960,000 Class A shares issued or reserved for issuance under the LandBridge Company LLC Long Term Incentive Plan. Subject to the satisfaction of vesting conditions, the expiration of lock-up agreements and the requirements of Rule 144 under the Securities Act, shares registered under the registration statement on Form S-8 have been made available for resale immediately in the public market without restriction. Alternatively, we may be required to undertake a future public or private offering of Class A shares and use the net proceeds from such offering to purchase an equal number of OpCo Units, with the cancellation of a corresponding number of Class B shares, from LandBridge Holdings.

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

LandBridge Holdings has in the past sold substantial amounts of Class A shares into the market, including in connection with underwritten offerings, and may continue to do so in the future. Any such sales could adversely affect the price of our Class A shares.

We are a “controlled company” within the meaning of the NYSE and NYSE Texas rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

LandBridge Holdings holds a majority of the voting power of our common shares. As a result, we are a controlled company within the meaning of the NYSE and NYSE Texas rules. Under the NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company, and under NYSE Texas rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a controlled company. Under NYSE and NYSE Texas rules, controlled companies may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

•
a majority of the board of directors consists of independent directors as defined under the rules of the NYSE and NYSE Texas;
•
the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain a controlled company. A controlled company does not need its board of directors to have a majority of independent directors or to form independent compensation and nominating and governance committees. We currently utilize all of these exemptions. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the rules of the NYSE and NYSE Texas.

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

We are a holding company. Our principal asset is our equity interest in OpCo, and accordingly, we will be dependent upon distributions from OpCo to pay taxes and cover our corporate and other overhead expenses.

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

There can be no assurance that we will purchase all the shares authorized under our share repurchase program or that such program will enhance the long-term value of our share price.

On February 24, 2026, our board of directors approved a share repurchase program. The program permits the repurchase of up to $50 million of the Company’s Class A shares through December 2027. There is no obligation for us to continue to repurchase or to repurchase any specific dollar amount of shares, and the program may be suspended, modified or discontinued at any time without prior notice. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of our Class A shares, the market price of the our Class A shares, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The share repurchase program could affect the price of our stock and increase volatility in the market. We cannot guarantee that we will purchase all of the shares authorized under the share repurchase program or that such program will enhance the long-term value of our share price. In addition, repurchase regulations and taxes may add additional payment burden to the Company from our share repurchase program. In the past, there have been proposals to increase the amount of the U.S. federal stock repurchase excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect.

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

Risk Management and Strategy

Our business operations rely on the secure collection, storage, transmission and other processing of proprietary, confidential and sensitive data. Our information and operational technology networks, those of our operators and managers, and those of third parties on whom we rely, are important to our ability to perform day-to-day operations of our business. As a part of our cybersecurity risk management program, we review the various different Company policies that cover cybersecurity on an annual basis and have implemented procedures for responding to cybersecurity incidents. We provide training and awareness programs for all employees of Manager who provide services to us that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls. We have implemented network monitoring, containment and incident response tools, vulnerability management processes and penetration testing. We also actively engage with key vendors and third-party advisors and consultants that assist us with identifying, assessing and managing cybersecurity risks to our business and employ processes to detect and monitor unusual network activity. In connection with our use of third parties, we employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at such vendor or service provider.

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

Item 2. Properties

As of December 31, 2025, we owned or managed more than 315,000 surface acres in and around the Delaware Basin sub-region of the Permian Basin in Texas and New Mexico. Substantially all of our land is encumbered by mortgages that secure the 2025 Revolving Credit Facility. In addition, pursuant to our SURAs and SUAs, we grant our customers rights to use our land in return for pre-determined fees and royalties. Other than such mortgages and our SURAs and SUAs, there are no material liens or encumbrances on our title to our surface estate as of December 31, 2025.

The following table shows by county our surface acreage owned and attributable to long-term leasehold or management agreements as of December 31, 2025:

Number of
Location (by county and position)	Surface Acres (1)(2)
Northern Position
Andrews County (TX)	20,000
Lea County (NM)	40,000
Eddy County (NM)	1,000
Total	61,000
Stateline Position
Loving County (TX)	98,000
Winkler County (TX)	36,000
Lea County (NM)	16,000
Reeves County (TX)	19,000
Total	169,000
Southern Position
Reeves County (TX)	72,000
Pecos County (TX)	9,000
Ward County (TX)	6,000
Total	87,000
Total Acres	317,000
(1)
The figures in this table are rounded to the nearest thousand acres.
(2)
Inclusive of approximately 14,000 long-term leasehold or managed acres.

Item 3. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. See Part II, Item 8. Financial Statements and Supplementary Data — Note 13. Commitments and Contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A shares are listed on the NYSE and NYSE Texas under the symbol “LB.” As of February 23, 2026, 27,838,199 Class A shares were outstanding, with two holders of record. This number does not include shareholders whose shares are held in trust by other entities and the actual number of our shareholders is greater than the number of holders of record. As of February 23, 2026, 49,250,916 Class B shares were outstanding, with six holders of record. Our Class B shares are not listed on any exchange, and there is no established public trading market for such Class B shares.

Dividends

On February 24, 2026, our board of directors declared a dividend on our Class A shares of $0.12 per share, payable on March 19, 2026 to shareholders of record as of March 5, 2026.

While we intend to pay dividends on our Class A shares in amounts and at times determined from time to time by our board of directors, we have not adopted a formal written dividend policy to pay any particular amount of dividends based on the achievement of, or derivable from, any specific financial metrics. Furthermore, we are not contractually obligated to pay any dividends and do not have any required minimum dividend amount, and the Notes and 2025 Revolving Credit Facility may limit our ability to pay dividends. If our board of directors determines to pay dividends in the future, the amount of such dividends may vary from quarter to quarter and may be significantly reduced or eliminated entirely. Our future dividends depend on our cash flow needs, which may be impacted by the availability of financing alternatives, the need to service any future indebtedness or other liquidity needs, potential acquisition opportunities and general industry and business conditions, including the level of use of our land and its resources, among other things, and will be subject to approval by our board of directors, applicable law and the terms of our existing debt instruments, including our revolving credit facility.

Performance Graph

The performance graph below compares the cumulative return to holders of our Class A shares, the Standard & Poor’s 500 Index (“S&P 500”) and the reference group defined below (the “Reference Group”) during the period beginning on June 28, 2024 and ending on December 31, 2025. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our Class A shares and in each of the S&P 500 and Reference Group at the beginning of the period and (ii) the dividends were reinvested on the relevant payment dates. The results reflected in the graph below are historical and are not necessarily indicative of future performance.

	June 30, 2024	December 31, 2024	June 30, 2025	December 31, 2025
S&P 500 Index	$100.00	$107.30	$113.20	$124.90
LandBridge	$100.00	$380.60	$399.30	$291.10
Reference Group (1)	$100.00	$103.10	$114.00	$128.10
(1)
Comparable companies include the following: Farmland Partners Inc., First Industrial Realty Trust, Inc., Franco-Nevada Corporation, Gladstone Land Corporation, OR Royalties Inc., PotlatchDeltic Corporation, Prologis, Inc., Rayonier Inc., Rexford Industrial Realty, Inc, Royal Gold, Inc., Tejon Ranch Co., TPL, The St. Joe Company, Weyerhaeuser Company, Wheaton Precious Metals Corp.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Equity Securities

1918 Ranch Acquisition

On November 12, 2025, to fund a portion of the purchase consideration for the 1918 Ranch Acquisition, OpCo issued 657,411 OpCo Units and the Company issued an equal number of Class B shares valued at $53.6 million. The fair value of the OpCo Units was determined based on the closing price of the Company’s Class A shares on the date of acquisition. The securities issued in connection with the 1918 Ranch Acquisition were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our Financial Statements and notes thereto in Item 8, “Financial Statements and Supplementary Data” of this Annual Report. The following discussion contains “forward-looking statements” reflecting our current expectations, future plans, estimates, beliefs and assumptions concerning events and financial trends that may affect our future results of operations, cash flows and financial position. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including certain factors outside our control. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Annual Report, particularly in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to publicly update any of these forward-looking statements except as otherwise required by applicable law.

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

The section primarily focuses on 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025.

The historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects only the historical financial results of us or our predecessor, OpCo, as applicable, and does not give pro forma effect to the Corporate Reorganization or the IPO.

Overview

Land is a fundamental requirement for the development and production of energy and the construction and operation of critical infrastructure. As of December 31, 2025, we owned or managed more than 315,000 surface acres in and around the Delaware Basin sub-region in the prolific Permian Basin, which is the most active area for oil and gas exploration and development in the United States. Access to expansive surface acreage is necessary for oil and natural gas development, solar power generation, power storage, digital infrastructure and non-hazardous oilfield reclamation and solid waste facilities. Further, the significant industrial economy that exists to service and support energy and infrastructure development requires access to surface acreage to support those activities. Our strategy is to actively manage our land and resources to support and encourage energy and infrastructure development and other land uses that will generate long-term revenue and Free Cash Flow for us and returns to our shareholders.

We take an active approach to the commercial development of our land, seeking to maximize the long-term value of our surface acreage and our resources by identifying and seeking commercial partners looking to invest in developing and operating long-term assets within and beyond the oil and gas value chain on our land. We measure our revenue divided by our acreage as a performance metric, which we refer to as “surface use economic efficiency.” Further, we are actively pursuing additional revenue streams beyond the hydrocarbon value chain to maximize utilization of our land and resources. We have entered into, or are currently pursuing, primarily long-term commercial relationships with businesses focused on solar power generation, power storage, power generation/microgrids, cryptocurrency mining and data management, as well as other renewable energy production, among other industries and applications. Similar to the other operations conducted on our land, we expect to enter into surface use or similar agreements with the owners of these projects from which we expect to receive surface use fees and other payments in connection with the utilization of our land, but we do not expect to own or operate such projects or expect to incur significant capital expenditures in connection therewith.

We share a financial sponsor, Five Point, and our management team with WaterBridge. WaterBridge is one of the largest water midstream companies in the United States and operates a large-scale network of pipelines and other infrastructure in the Delaware Basin that, as of December 31, 2025, handles approximately 2.5 million bpd of water associated with oil and natural gas production, with approximately 4.2 million bpd of total handling capacity. These relationships provide our shared management team visibility into key areas of oil and natural gas production and long-term trends, which we leverage to encourage and support the development of critical infrastructure on our land and generate additional revenue for us. As of December 31, 2025, WaterBridge operates approximately 1.5 million bpd of water handling capacity on our land, with approximately 3.2 million bpd of additional permitted capacity available for future development on our land. We receive royalties for each barrel of produced water that WaterBridge handles on our land as well as surface use payments for infrastructure constructed on our land.

2025 Significant Events

1918 Ranch Acquisition

On November 12, 2025, we acquired approximately 38,000 total acres across Reeves, Loving, Winkler and Ward counties, Texas, and certain related assets from 1918 Ranch & Royalty, LLC for total purchase consideration of $262.1 million, excluding transaction costs, consisting of approximately $208.5 million in cash and 657,411 OpCo Units (together with an equal number of Class B shares) valued at $53.6 million. The fair value of the OpCo Units was determined based on the closing price of the Company’s Class A shares on the date of acquisition.

Termination of 2023 Credit Agreement

On October 3, 2025 (the “Third Amendment Effective Date”), DBR Land LLC, a Delaware limited liability company and a subsidiary of the Company (the “Borrower”), entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with the guarantors party thereto, the lenders party thereto, and Texas Capital Bank, as administrative agent and letter of credit issuer (the “Administrative Agent”), to amend that certain credit agreement, dated July 3, 2023 (as amended prior to the date hereof, the “2023 Credit Agreement”) among the Borrower, the guarantors party thereto, the lenders party thereto, and the Administrative Agent. The Third Amendment provided for a new delayed draw term loan facility with total commitments of $200.0 million for the purpose of partially financing the 1918 Ranch Acquisition and to pay certain related costs and expenses (the “DDTL Facility”).

On November 10, 2025, the Borrower drew in full the $200.0 million available under the DDTL Facility to partially fund the 1918 Ranch Acquisition and pay certain related expenses. The DDTL Facility included an unused commitment fee of 37.5 basis points that accrued from the Third Amendment Effective Date until November 10, 2025, applied to the average daily unused amount of the DDTL Facility.

The 2023 Credit Agreement was terminated on November 25, 2025 in connection with the closing of the Notes and the effectiveness of the 2025 Revolving Credit Facility.

November 2025 Refinancing Transactions

2025 Revolving Credit Facility

On November 18, 2025, OpCo entered into a new revolving credit facility (the “2025 Revolving Credit Facility”) which provides for lender commitments of $275.0 million and matures on the earlier of (a) June 30, 2030, and (b) the date that is 91 days prior to the stated maturity of the Notes, if, on such date, the outstanding principal amount of the Notes is greater than $50 million. See “—Liquidity and Capital Resources—Debt Instruments—2025 Revolving Credit Facility” for additional information relating to the 2025 Revolving Credit Facility.

As of December 31, 2025, the Company had approximately $70.0 million borrowings outstanding and $205.0 million of available borrowing capacity under the 2025 Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings outstanding under the 2025 Revolving Credit Facility as of December 31, 2025 was 6.13%.

Issuance of Notes

On November 25, 2025, OpCo issued $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 (the “Notes”). See “—Liquidity and Capital Resources—Debt Instruments—Notes” for additional information relating to the Notes.

On November 25, 2025, the Company used the net proceeds of $491.9 million from the issuance of the Notes, $70.0 million of borrowings under the 2025 Revolving Credit Facility and $4.8 million of cash on hand to repay all outstanding borrowings and accrued interest under the 2023 Credit Agreement, which was then terminated. At the time of repayment, the outstanding borrowings and accrued interest under the 2023 Credit Agreement totaled $564.5 million. The remaining proceeds were used to pay $2.1 million of offering expenses.

Market Condition and Outlook

Over the last several years, the global economy and the oil and natural gas industry in particular has faced substantial volatility. This has been driven by geopolitical conflicts, domestic political uncertainties, the enactment of the OBBBA, potential U.S. and foreign tariffs, evolving international trade policies and conflicts, OPEC+ production decisions, persistent elevated inflation, higher interest rates and capital costs and continued industry consolidation. In the Delaware Basin, sustained high levels of exploration and production activity have led to labor shortages and supply chain disruptions. These challenges have directly impacted drilling, completion and production efforts by E&P companies. Additionally, volatility in commodity prices — particularly WTI crude oil and Henry Hub natural gas benchmarks, with especially pronounced volatility in realized prices at the Waha Hub — have influenced E&P operators’ development plans, rig counts and overall activity levels.

Broader macroeconomic and policy developments, including provisions in the OBBBA (which extended certain tax incentives beneficial to fossil fuels while introducing new uncertainties) and shifts in international trade policies (such as the imposition of tariffs or product restrictions), could impair our customers’ ability to secure raw materials, equipment or financing. This, in turn, may reduce their operational activity on or around our surface acreage in the Delaware Basin. Any escalation in U.S. trade disruptions or retaliatory measures from other nations could further adversely affect demand for our land.

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

Year-end Results

Significant financial and operating highlights for the year ended December 31, 2025 include:

•
Revenues of $199.1 million, an increase of $89.1 million as compared to the prior year;
•
Net income of $72.4 million as compared to net loss of $41.5 million in 2024;
•
Net income margin of 36% as compared to net loss margin of 38% in 2024;
•
Adjusted EBITDA(1) of $177.2 million, an increase of 83% as compared to the prior year;
•
Adjusted EBITDA Margin(1) of 89%, remained consistent with the prior year;
•
Cash flow from operating activities of $126.3 million, an increase of 87% as compared to the prior year;
•
Free Cash Flow(1) of $122.0 million, an increase of 83% as compared to the prior year;
•
Operating cash flow margin of 63%,remained consistent with the prior year; and
•
Free Cash Flow Margin(1) of 61%, remained consistent with the prior year;

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

Net income and net income margin for the year ended December 31, 2025 include non-cash share-based compensation expense of $45.3 million, of which $8.8 million is attributable to RSUs issued by the Company and $36.5 million is attributable to LBH Incentive Units. Net loss and net loss margin for the year ended December 31, 2024 include non-cash share-based compensation expense of $95.3 million, of which $4.0 million is attributable to RSUs issued by the Company, $72.6 million is attributable to NDB Incentive Units issued prior to the IPO and $18.7 million is attributable to LBH Incentive Units. Any actual cash expense associated with such LBH Incentive Units is borne solely by LandBridge Holdings and not the Company. Distributions attributable to LBH Incentive Units are based on returns received by investors of LandBridge Holdings once certain return threshold have been met and are neither an obligation of the Company nor taken into consideration for distributions to investors in the Company. Refer to Note 2 — Summary of Significant Accounting Policies and Note 10 — Share-Based Compensation to our consolidated financial statements for additional information regarding LBH Incentive Units.

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

We expect our fee-based revenues to grow over time relative to our oil and gas royalties. While our focus is on fee-based arrangements, our oil and gas royalties fluctuate with market prices for oil and natural gas. The following table presents the amount and relative percentage of each component of our revenues for the following periods:

	Year Ended December 31,
	2025		2024
	Amount ($)%		Amount ($)%
Surface use royalties and revenues
Surface use royalties	$72,772	36.6%	$31,620	28.8%
Easements and other surface-related revenues	62,002	31.1%	34,115	31.0%
Resource sales and royalties
Resource sales	24,723	12.4%	15,351	14.0%
Resource royalties	23,027	11.6%	12,841	11.7%
Oil and gas royalties	12,589	6.3%	16,027	14.5%
Other	3,980	2.0%	-	0.0%
Total revenue	$199,093	100.0%	$109,954	100.0%

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

General and Administrative Expenses. General and administrative expenses include a corporate shared services allocation from WaterBridge, directly incurred corporate costs and share-based compensation expense. Corporate shared services generally include the cost of shared management and administrative services. The corporate shared service allocation is based on an approximation of time spent on activities supporting us as well as by underlying business activities. The shared service allocation expense is reimbursed to WaterBridge through the Shared Services Agreement. Direct corporate costs are incurred for dedicated corporate employees, including payroll, benefits and other employment-related expenses, professional services that generally consist of audit, tax, legal and valuation services and expenses for corporate insurance policies.

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

In connection with the IPO, our board of directors adopted the LandBridge Company LLC Long Term Incentive Plan (the “LTIP”). The LTIP allows for the grant of options, share appreciation rights (“SARs”), RSUs, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards or any combination thereof. Under the LTIP, participants have been granted RSUs. Share-based compensation associated with RSUs is allocated between the Company and the noncontrolling interest based on relative ownership. Substantially all share-based compensation is included in general and administrative expense (income) with an immaterial amount included in other operating and maintenance expense on the statements of operations prior to allocation to the noncontrolling interest. Refer to Note 10 — Share-Based Compensation to our consolidated financial statements for additional information regarding share-based compensation.

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

Surface Use Economic Efficiency

We calculate surface use economic efficiency as (i) total revenues less oil and gas royalty revenues divided by (ii) owned surface acreage. or in periods in which we acquire or dispose of acreage, the weighted average surface acreage owned during the period.This metric provides valuable insight into the effectiveness of our active land management strategy by examining our ability to generate value on our owned surface and track trends of our results over time, while inherently adjusting for any surface acreage acquisitions or divestitures that may occur. Further, we believe this metric serves as a worthwhile benchmark of our team’s management and growth strategy, as well as the relative value of our surface acreage, compared to our peers.

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

Factors Affecting the Comparability of Our Results of Operations

In this Annual Report, we present our historical results of operations for the years ended December 31, 2025 and 2024. Our future results of operations will not be directly comparable to the historical results of operations of our predecessor for the periods presented as a result of the significant growth of our business and new contracting activity completed during each year of our operation, which are not reflected in our operating results until such contracting activity has been completed. We have also experienced additional significant growth in our business following the completion of our acquisitions, resulting in our future results of operations for periods following the consummation of such acquisitions to not be directly comparable with our historical results.

Public Company Costs

As a result of the IPO during 2024, we incurred incremental, non-recurring costs related to our transition to a publicly traded and taxable entity, including the costs of the IPO and the costs associated with the initial implementation of our Sarbanes-Oxley Act internal controls and testing. We have incurred and expect to continue to incur additional significant and recurring expenses as a publicly traded company, including costs associated with SEC reporting and compliance requirements, consisting of the preparation and filing of annual and quarterly reports, registrar and transfer agent fees, national stock exchange fees, audit fees, legal fees, investor relations expenses, incremental director and officer liability insurance costs and director and officer compensation expenses. These expenses are not included in our results of operations prior to the IPO. Additionally, we have retained additional employees and consultants, including accounting and legal personnel, in order to comply with the requirements of being a publicly traded company.

Corporate Reorganization

During 2024, we were formed to serve as the issuer in the IPO and had no operations, assets or liabilities prior to the consummation of the IPO. Certain of the historical consolidated financial statements included in this Annual Report are based on the financial statements of our accounting predecessor, OpCo, prior to the Corporate Reorganization in connection with the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the Corporate Reorganization had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.

Long-Term Incentive Plan

In order to incentivize individuals providing services to us or our affiliates, our board of directors adopted a long-term incentive plan (“LTIP”). Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including our directors, may be eligible to receive awards under the LTIP at the discretion of our board of directors or a committee thereof, as applicable. The LTIP provides for the grant, from time to time, at the discretion of our board of directors, or a committee thereof, of options, share appreciation rights, restricted shares, restricted share units, share awards, dividend equivalents, other share-based awards, cash awards, substitute awards and performance awards intended to align the interests of employees, directors and service providers with those of our shareholders. As such, our historical financial data may not present an accurate indication of what our actual results would have been if we had implemented the LTIP program prior to the periods presented within.

Acquisitions

During 2025, we acquired approximately 42,000 acres, inclusive of approximately 12,000 leasehold acres and approximately 3,600 acres subject to a long-term management agreement, through various acquisitions including the 1918 Ranch Acquisition, which will impact the comparability of our results of operations. Refer to Note 4 — Asset Acquisitions within the notes to our consolidated financial statements for further information with respect to such acquisitions. We expect to pursue opportunistic future land acquisitions that compliment or expand our current land position, which may impact the comparability of our results.

Credit Facilities and Notes

On November 18, 2025, OpCo entered into the 2025 Revolving Credit Facility with available capacity of $275.0 million, which matures on the earlier of (a) June 30, 2030, and (b) the date that is 91 days prior to the stated maturity of the Notes, if, on such date, the outstanding principal amount of the Notes is greater than $50 million.

On November 25, 2025, OpCo issued $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030.

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

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year Ended December 31,		Variance
	2025	2024	Amount	Percent
Revenues:
Surface use royalties	$72,772	$31,620	$41,152	130%
Easements and other surface-related revenues	62,002	34,115	27,887	82%
Resource sales	24,723	15,351	9,372	61%
Resource royalties	23,027	12,841	10,186	79%
Oil and gas royalties	12,589	16,027	(3,438)	(21%)
Other	3,980	-	3,980	100%
Total revenues	199,093	109,954	89,139	81%

Resource sales-related expense	2,026	2,113	(87)	(4%)
Other operating and maintenance expense	4,518	3,174	1,344	42%
General and administrative expense	62,448	112,302	(49,854)	(44%)
Depreciation, depletion and amortization	11,470	8,875	2,595	29%
Other operating expense, net	131	-	131	100%
Operating income (loss)	118,500	(16,510)	135,010	818%

Interest expense, net	32,706	23,335	9,371	40%
Other income (loss)	4,329	(241)	4,570	1896%
Income (loss) from operations before taxes	81,465	(39,604)	121,069	306%
Income tax expense	9,066	1,875	7,191	384%
Net income (loss)	$72,399	$(41,479)	$113,878	275%

Total revenues. Total revenues increased by $89.1 million. Please see our discussion below regarding the comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $41.2 million. The increase was primarily attributable to increased produced water handling and associated skim oil royalties of $40.1 million and solid waste disposal and reclamation royalties of $1.1 million on our surface for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in produced water handling and skim oil royalties was primarily attributable to a significant increase in produced water handling volume of approximately 845 Mbbl/d. The volume and associated revenue increase was attributable to our 2024 Acquisitions coupled with organic growth on our Legacy Acreage.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $27.9 million. The increase was primarily attributable to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $16.8 million, $5.2 million related to road easements, $3.9 million related to surface and subsurface drilling location easements, and $2.0 million in other surface easements and agreements.

Resource sales. Resource sales increased by $9.4 million. Brackish water sales increased $6.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Brackish water sales volume increased by 10.4 million barrels, or 30%, to 44.6 million barrels for the year ended December 31, 2025, as compared to 34.2 million barrels for the year ended December 31, 2024. partially offset by a per unit sales price decreased of approximately 12%, primarily driven by the customer contract mix for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Caliche sales increased $3.1 million for the same comparative period, primarily due to construction of energy infrastructure in the areas surrounding our surface acreage.

Resource royalties. Resource royalties increased by $10.2 million. The increase was primarily attributable to brackish water royalties of $8.7 million as a result of the closing of the East Stateline Ranch Acquisition in the second quarter of 2024 and the Wolf Bone Ranch Acquisition in the fourth quarter of 2024. Additionally, sand mine royalties increased $1.5 million primarily related to higher throughput volumes.

Oil and gas royalties. Oil and gas royalties decreased by $3.4 million The decrease was primarily attributable to lower net royalty volumes of $1.9 million resulting from natural production decline and $1.2 million attributable to lower realized commodity prices, primarily declining oil price. Additionally, mineral lease bonus payments decreased $0.3 million.

The table below provides operational and financial data by oil and gas royalty stream for the periods indicated.

	Year Ended December 31,
	2025	2024
Net royalty volumes:
Oil (MBbls)	156	179
Natural Gas (MMcf)	656	729
NGL (MBbls)	66	77
Equivalents (MBoe)	331	378
Equivalents (MBoe/d)	0.9	1.0

Oil and gas royalties (in thousands):
Oil royalties	$9,940	$13,346
Natural gas royalties	1,270	665
NGL royalties	1,315	1,610
Oil and gas royalties	12,525	15,621
Mineral lease income	64	406
Total oil and gas royalties	$12,589	$16,027

Realized prices
Oil ($/Bbl)	$63.72	$74.56
Natural gas ($/Mcf)	$1.94	$0.91
NGL ($/Bbl)	$19.92	$20.91
Equivalents ($/Boe)	$37.84	$41.33

Other revenue. Other revenue increased by $4.0 million. This increase was attributable to deficiencies recognized under minimum revenue contracts.

	Year Ended December 31,		Variance
	2025	2024	Amount	Percent
General and administrative expense:
General and administrative expense, excluding share-based compensation	$17,374	$17,079	$295	2%
Share-based compensation	45,074	95,223	(50,149)	(53%)
Total general and administrative expense	$62,448	$112,302	$(49,854)	(44%)

General and administrative expense, inclusive of share-based compensation, decreased by $49.9 million. The decrease was primarily attributable to the change in share-based compensation expense of $50.1 million, which consists of a decrease related to the incentive units of $54.8 million, partially offset by an increase of $4.8 million related to the issuance of RSUs. The incentive units expense decrease is primarily due to the periodic remeasurements of NDB Incentive Units prior to the Division of $72.6 million in 2024 when the awards were accounted for as liability awards at NDB LLC. This was offset by an increase in incentive unit expense related to new issuances and post-modification equity award accounting amortization of $36.5 million for the year ended December 31, 2025, as compared to $18.7 million for the year ended December 31, 2024. Refer to Note 10 — Share-Based Compensation within the notes to our consolidated financial statements included elsewhere in this Annual Report.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $2.6 million. The increase was primarily attributable to amortization of intangibles acquired in the 2024 and 2025 acquisitions. Refer to Note 6 — Intangible Assets within the notes to our consolidated financial statements included elsewhere in this Annual Report.

	Year Ended December 31,		Variance
	2025	2024	Amount	Percent
Interest on credit facilities	$30,469	$21,907	$8,562	39%
Debt issuance costs amortization and write offs	2,189	1,688	501	30%
Interest on other	48	42	6	14%
Total interest expense	32,706	23,637	9,069	38%
Interest expense (income), net	-	(302)	302	(100%)
Total interest expense, net	$32,706	$23,335	$9,371	40%

Interest expense, net. Interest expense, net, increased by $9.4 million. The increase was primarily attributable to a higher weighted average debt balance during the year ended December 31, 2025, as compared to borrowings under our then-existing debt instruments for the year ended December 31, 2024. See “— Liquidity and Capital Resources” for additional information regarding the Company’s debt instruments and interest expense.

Other income (loss). Other income (loss) increased by $4.6 million. The increase was primarily attributable to the loss on extinguishment of the 2023 Credit Agreement in November 2025.

Income tax expense. Income tax expense increased by $7.2 million. The increase was attributable to higher taxable income in 2025 due to a full year as a taxable entity.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin are supplemental non-GAAP measures that we use to evaluate current, past and expected future performance. We define Adjusted EBITDA as net income (loss) before interest; taxes; depreciation, depletion and amortization; share-based compensation; non-recurring transaction-related expenses and other non-cash or non-recurring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues. Although these non-GAAP financial measures are important factors in assessing our operating results and cash flows, they should not be considered in isolation or as a substitute for net income or gross margin or any other measures presented under GAAP.

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

	Year Ended December 31,
	2025	2024

Net income (loss)	$72,399	$(41,479)
Adjustments:
Depreciation, depletion and amortization	11,470	8,875
Interest expense, net	32,706	23,335
Income tax expense	9,066	1,875
EBITDA	125,641	(7,394)
Adjustments:
Share-based compensation - Incentive Units (1)	36,508	91,307
Share-based compensation - RSUs	8,811	4,028
Transaction-related expenses (2)	5,955	1,266
Non-recurring expenses (3)	-	7,825
Other	256	37
Adjusted EBITDA	$177,171	$97,069
Net income (loss) margin	36%	(38%)
Adjusted EBITDA Margin	89%	88%
(1)
Share-based compensation - Incentive Units for the year ended December 31, 2025, consists only of LBH Incentive Units. Share-based compensation - Incentive Units for the year ended December 31, 2024, consists of $18.7 million related to the LBH Incentive Units, and $72.6 million related to the NDB Incentive Units. NDB Incentive Units were liability awards resulting in periodic fair value remeasurement prior to the Division. Subsequent to the IPO, any actual cash expense associated with the LBH Incentive Units is borne solely by LandBridge Holdings and not the Company. Distributions attributable to LBH Incentive Units are based on returns received by investors of LandBridge Holdings once certain return thresholds have been met and are neither an obligation of the Company nor taken into consideration for distributions to investors in the Company.
(2)
Transaction-related expenses for the year ended December 31, 2025, consist of $4.9 million resulting from debt amendments and extinguishments, $0.8 million related to LandBridge Holdings redemption of 2,500,000 OpCo Units (together with a cancellation of a corresponding number of Class B shares), for an equivalent amount of Class A shares and $0.4 million of other transaction-related costs. For the year ended December 31, 2024, transaction-related expenses consisted of $0.4 million resulting from debt amendments, $0.3 million of entity structuring, $0.2 million of non-capitalizable IPO-related charges and $0.2 million of other transaction-related costs.
(3)
Non-recurring expenses for the year ended December 31, 2024 consists primarily of $5.0 million in IPO-related employee bonuses and $2.6 million related to a contract termination payment.

Free Cash Flow and Free Cash Flow Margin

The following table sets forth a reconciliation of cash flows from operating activities determined in accordance with GAAP to Free Cash Flow and Free Cash Flow Margin, respectively, for the periods indicated.

	Year Ended December 31,
	2025	2024

Net cash provided by operating activities	$126,273	$67,636
Net cash used in investing activities	(233,074)	(724,352)
Cash used in operating and investing activities	(106,801)	(656,716)
Adjustments:
Acquisitions	229,048	723,367
Proceeds from disposal of assets	(210)	-
Free Cash Flow	$122,037	$66,651
Operating cash flow margin (1)	63%	62%
Free Cash Flow Margin	61%	61%
(1)
Operating cash flow margin is calculated by dividing net cash provided by operating activities by total revenue.

Liquidity and Capital Resources

Overview

Historically, our primary sources of liquidity have been capital contributions from our financial sponsor, cash flows from operating activities and borrowings under our debt instruments. Following the completion of the IPO, our primary sources of liquidity are cash flows from operating activities and, if required, proceeds from borrowings under our revolving credit facility. Our primary liquidity and capital requirements will be for our operating expenses, servicing of our debt, the payment of dividends to our shareholders, general company needs and investing in our business, including the potential acquisition of additional surface acreage. Although we believe that we will be able to partially or fully fund our short-term and long-term capital expenditures, working capital requirements and other capital needs with cash on hand and cash flows from operating activities, we may elect to use borrowings under our revolving credit facility to finance our operating and investing activities. See “— Debt Instruments — Credit Facility.”

We strive to maintain financial flexibility and proactively monitor potential capital sources, including equity and debt financing, to meet our target liquidity and capital requirements. If market conditions were to change and our revenues were to decline significantly or operating costs were to increase, our cash flows and liquidity could be reduced and we could be required to seek alternative financing sources. As of December 31, 2025, we had working capital, defined as current assets less current liabilities, of $47.5 million and we had cash and cash equivalents of $30.7 million. As of December 31, 2024, we had working capital of $38.9 million and cash and cash equivalents of $37.0 million.

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders	Rate Per Share
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Second Quarter	June 5, 2025	$2,515	$5,124	$0.10
Third Quarter	September 4, 2025	$2,534	$5,121	$0.10
Fourth Quarter	December 4, 2025	$2,784	$4,925	$0.10

On February 24, 2026, our board of directors declared a dividend on our Class A shares of $0.12 per share, payable on March 19, 2026 to shareholders of record as of March 5, 2026, and a corresponding required cash distribution to OpCo unitholders.

On February 24, 2026, our board of directors approved a payment for tax distributions from OpCo to LandBridge Holdings in the amount of $5.3 million. This amount is inclusive of LandBridge Holdings pro rata share of estimated federal income tax to be distributed from OpCo to the Company and an additional tax distribution in excess of the Company’s then-current income tax obligation as provided for under the OpCo LLC Agreement. This amount is expected to be paid during the first quarter of 2026.

Cash Flow

The following tables summarizes our cash flow for the periods indicated:

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year Ended December 31,		Variance
	2025	2024	Amount	Percent
Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$126,273	$67,636	$58,637	87%
Net cash used in investing activities	(233,074)	(724,352)	(491,278)	(68%)
Net cash provided by financing activities	100,510	655,925	(555,415)	(85%)
Net decrease in cash and cash equivalents	$(6,291)	$(791)	$(5,500)	(695%)

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $58.6 million. The increase was attributable to higher net income, net of non-cash items, of $75.9 million, partially offset by a decrease in cash flow related to working capital accounts of $17.2 million. The increase in net income, net of non-cash items, is primarily attributable to revenue growth related to continued commercialization of acreage, including land acquired during 2024. The decrease in cash flow from working capital accounts is primarily attributable to higher accounts receivable related to growth in our revenues, and federal tax payments related to the 2025 tax year. Please see “—Results of Operations” for more information regarding analysis of our consolidated statements of operations.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $491.3 million. The decrease was primarily attributable to lower acquisition-related expenditures of $229.0 million for the year ended December 31, 2025, as compared to $723.4 million during the year ended December 31, 2024. Please refer to Note 4 — Asset Acquisitions of our Notes to the Consolidated Financial Statements for more information on acquisitions completed in 2024 and 2025.

Net Cash Provided by (Used In) Financing Activities. Net cash provided by financing activities decreased $555.4 million. For the year ended December 31, 2025, cash provided by financing activities primarily consisted of $171.1 million of debt borrowings, net of repayments and debt issuance costs, partially offset by $63.7 million of dividends, dividend equivalents and distributions paid to shareholders, $5.8 million of required tax withholding related to the net settlement of Class A shares, and $1.1 million of offering costs paid related to the December 2024 private placement. For the year ended December 31, 2024, cash provided by financing activities consisted of $609.4 million of net proceeds from the IPO and December 2024 private placement and $250.2 million of debt borrowings, net of repayments and debt issuance costs, primarily used to fund acquisitions during the year, partially offset by the purchase of OpCo Units from LandBridge Holdings of $145.4 million and $58.2 million of dividends and distributions paid, net of contributions.

Capital Requirements

We focus our business model on entering into agreements under which our customers bear substantially all of the operating and capital expenditures related to their operations on our land, while minimizing our capital requirements for both current and future commercial opportunities, resulting in the ability to create significant free cash flows. Our contracts generally include inflation escalators, which, when combined with our relatively low operating and capital expenditures, may assist in mitigating our exposure to broader inflationary pressures. As a landowner, we incur the initial cost to acquire our acreage, but thereafter we incur modest development capital expenditures and operating expenses as it relates to operations on our land or our mineral and royalty interests, as such expenses are borne primarily by our customers. As a result, we expect that additional significant capital expenditures would be related to our acquisition of additional surface acreage, should we elect to do so.

The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the size of the acquisition opportunity, our cash flows from operating activities and our investing and financing activities. For the years ended December 31, 2025 and 2024, we incurred $229.0 million and $723.4 million in acquisition-related capital expenditures, inclusive of $2.3 million and $3.1 million of transaction-related expenses, respectively.

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

Debt Instruments

Notes

On November 25, 2025, OpCo issued $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 (the “Notes”).

In connection with the offering of the Notes, OpCo and each of the Guarantors (as defined below) entered into the indenture, with UMB Bank, N.A., as trustee, relating to the issuance of the Notes (the “Indenture”). The Indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with OpCo’s unrestricted affiliates, and limitations on asset sales.

The Notes are guaranteed (the “Guarantees”), jointly and severally, on a senior unsecured basis by all of OpCo’s existing subsidiaries (collectively, the “Guarantors”).

At any time prior to December 1, 2027, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Notes (including any additional notes) issued under the Indenture at a redemption price equal to 106.25% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time after December 1, 2027, OpCo may also redeem all or a part of the Notes of such series at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the applicable premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If a Change of Control (as defined in the Indenture) occurs (along with a downgrade of the Notes by two rating agencies), OpCo may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.

The Notes and the Guarantees rank equally in right of payment with all of OpCo’s and the Guarantors’ existing and future senior indebtedness and senior to all of OpCo’s and the Guarantors’ future subordinated indebtedness. The Notes and the Guarantees are effectively subordinated in right of payment to all of OpCo’s and the Guarantors’ existing and future secured debt, including debt under the 2025 Revolving Credit Facility, to the extent of the value of the assets securing such debt, and will be structurally subordinated to all liabilities of any future subsidiaries of OpCo that do not guarantee the Notes.

On November 25, 2025, the Company used the net proceeds of $491.9 million from the issuance of the Notes, $70.0 million of borrowings under the 2025 Revolving Credit Facility, and $4.8 million of cash on hand to repay all outstanding borrowings and accrued interest under the 2023 Credit Agreement (defined below). At the time of repayment, the outstanding borrowings and accrued interest under the 2023 Credit Agreement totaled $564.5 million. The remaining proceeds were used to pay $2.1 million of offering expenses.

At December 31, 2025, our fixed-rate senior unsecured notes had a gross principal amount of $500.0 million and a fair value of $506.9 million. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.

2025 Revolving Credit Facility

On November 18, 2025, OpCo entered into the 2025 Revolving Credit Facility, a revolving credit facility with available capacity of $275.0 million that matures on the earlier of (a) June 30, 2030, and (b) the date that is 91 days prior to the stated maturity of the Notes, if, on such date, the outstanding principal amount of the Notes is greater than $50 million (the “Maturity Date”). Borrowings under the 2025 Revolving Credit Facility are secured by a first-priority lien on substantially all assets of OpCo and its subsidiaries, and is also guaranteed by each of its subsidiaries.

The 2025 Revolving Credit Facility provides for revolving borrowings subject to compliance with certain financial and other covenants common in such agreements that apply to OpCo and its restricted subsidiaries including (i) a minimum interest coverage ratio of 2.50:1.00, (ii) a maximum total net leverage ratio of 5.00:1.00, provided that the maximum total net leverage ratio may step up to 5.25:1.00 for the fiscal quarter in which a Permitted Acquisition (as defined in the 2025 Revolving Credit Facility) occurs and the two fiscal quarters following, and (iii) a maximum senior secured net leverage ratio of 3.50:1.00, in each case,measured as of the end of each fiscal quarter.

These covenants are subject to exceptions and qualifications provided in the 2025 Revolving Credit Facility, including the ability to make unlimited restricted payments subject to (i) a maximum net total leverage ratio of less than 4.50:1.00, (ii) minimum liquidity of 5% (with “liquidity” including unrestricted cash on hand of OpCo and its subsidiaries plus availability under the 2025 Revolving Credit Facility), and (iii) such other restricted payments customarily permitted for publicly traded companies with a similar market capitalization as the Company.

Principal amounts borrowed under the 2025 Revolving Credit Facility may be prepaid from time to time and commitments thereunder may be terminated without premium or penalty. Any principal amounts outstanding on the maturity date will become due and payable on such date.

At OpCo’s election, principal amounts under the 2025 Revolving Credit Facility may be borrowed as Term SOFR Loans or Base Rate Loans. Term SOFR Loans under the Credit Agreement bear interest at a variable rate equal to Term SOFR for the applicable tenor plus a leverage-based applicable margin between 2.00% and 3.00% per annum. Interest on all outstanding Term SOFR Loans is payable on the last business day of the applicable interest period. Base Rate Loans under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to (x) the highest of (i) the rate of interest published by The Wall Street Journal, (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case plus a leverage-based applicable margin between 1.00% and 2.00% per annum. Interest on all outstanding Base Rate Loans shall be payable quarterly in arrears. OpCo will also pay a commitment fee based on the applicable percentage of undrawn commitment amounts under the 2025 Revolving Credit Facility.

The estimated fair value of our credit facility approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

As of December 31, 2025, we had $70.0 million of borrowings under the 2025 Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings outstanding under 2025 Revolving Credit Facility for the twelve months ended December 31, 2025 was 6.13%. We are currently in compliance with all affirmative and negative covenants under the 2025 Revolving Credit Facility.

Prior Agreements

Prior to the closing of the Notes offering, certain of our subsidiaries were parties to the long-term debt agreements described below.

2023 Credit Agreement

On July 3, 2023, DBR Land, LLC, a Delaware limited liability company and a subsidiary of the Company (the “Borrower”) entered into a credit agreement (as amended prior to the date hereof, the “2023 Credit Agreement”) with the guarantors party thereto, the lenders party thereto, and Texas Capital Bank, as administrative agent and letter of credit issuer (the“Administrative Agent”), which initially provided for (i) a four-year $100.0 million term loan and (ii) a $50.0 million revolving credit facility, each of which matures on July 3, 2027. We subsequently amended to, among other things, increase the principal amount of the term loan to $355.0 million and increase the available capacity of the revolving credit facility to $100.0 million.

On October 3, 2025 (the “Third Amendment Effective Date”), the Borrower, entered into the Third Amendment to Credit Agreement (the “Third Amendment”) , to amend the 2023 Credit Agreement and provide for a new delayed draw term loan facility with total commitments of $200.0 million for the purpose of partially financing the 1918 Ranch Acquisition and to pay certain related costs and expenses (the “DDTL Facility”). On November 10, 2025, the Borrower drew in full the $200.0 million available under the DDTL Facility to partially fund the1918 Ranch Acquisition and pay certain related expenses. The DDTL Facility included an unused commitment fee of 37.5 basis points that accrued from the Third Amendment Effective Date until November 10, 2025, applied to the average daily unused amount of the DDTL Facility.

Under the 2023 Credit Agreement, the Borrower could elect for outstanding borrowings under our credit facility to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus 0.10%, or (ii) the base rate, in each case plus an applicable margin. Borrowings under the 2023 Credit Agreement accrued interest based on a five-tiered pricing grid tied to our current leverage ratio. The applicable margin ranged from (i) prior to the consummation of the IPO, 3.00% to 4.00% in the case of Term SOFR loans and letter of credit fees, and 2.00% to 3.00% in the case of base rate loans, and commitments fees of 0.50%, and (ii) following consummation of the IPO, 2.75% to 3.75% in the case of Term SOFR loans and letter of credit fees, and 1.75% to 2.75% in the case of base rate loans, and commitment fees ranged from 0.375% to 0.50%.

The 2023 Credit Agreement was terminated on November 25, 2025 in connection with the effectiveness of the Notes and 2025 Revolving Credit Facility.

Share Repurchase Program

On February 24, 2026, our board of directors approved a share repurchase program. The program permits the repurchase of up to $50 million of the Company’s Class A shares through December 2027. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, or privately negotiated transactions or by any combination of such methods. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A shares, the market price of the Company's Class A shares, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice.

Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements. We consider our critical accounting estimates those that require subjectivity and that could inherently influence our financial result based on changes in those estimates. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of our Notes to the Consolidated Financial Statements.

Acquisitions

Determining the fair value of assets acquired and liabilities assumed in asset acquisitions requires judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. The judgments made in determining the relative fair value allocated to tangible and intangible assets acquired and the liabilities assumed, as well as asset lives, can materially impact our results of operations.

Recently Issued Accounting Standards

For a summary of recently issued accounting standards, refer to Note 2 — Summary of Significant Accounting Policies of our Notes to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

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

During the past five years, the Henry Hub spot market price for natural gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $23.86 per MMBtu in February 2021. The posted price for WTI has ranged from a low of $47.47 per barrel in January 2021 to a high of $123.64 per barrel in March 2022. As of December 31, 2025, the Henry Hub spot market price of natural gas was $4.00 per MMBtu and the posted price for oil was $57.26 per barrel. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that our customers can produce or service economically. We expect this market will continue to be volatile in the future. A substantial or extended decline in commodity prices may adversely affect our results of operations, cash flows and financial position.

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

Counterparty and Customer Credit Risks

We are subject to risks of loss resulting from nonpayment or nonperformance by our counter-parties and customers of their contractual obligations. Our principal exposure to credit risk is through receivables generated by the activities of customers on our land. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. We examine the creditworthiness of any counterparty and customer and monitor our exposure to such counter-parties and customers through credit analysis, and monitoring procedures, including reviewing credit ratings, financial statements and payment history. For the year ended December 31, 2025, three customers accounted for 25%, 12% and 10% of our total revenues, respectively. For the year ended December 31, 2024, three customers accounted for 24%, 14% and 10% of our total revenues, respectively. No other customer accounted for more than 10% of total revenues. However, we believe that the credit risk associated with our counterparties and customers is acceptable.

Interest Rate Risks

Our ability to borrow and the rates offered by lenders can be adversely affected by deterioration in the credit markets and/or deterioration of our credit profile rating. We may elect for outstanding borrowings under the 2025 Revolving Credit Facility to accrue interest at a rate based on either the Term SOFR, or the base rate, plus an applicable margin, which exposes us to interest rate risk to the extent we have borrowings outstanding under the 2025 Revolving Credit Facility.

As of December 31, 2025, we had $70.0 million of borrowings under the 2025 Revolving Credit Facility. We are obligated to pay interest at variable rates and other customary fees on borrowings under this facility. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be $0.7 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

As of December 31, 2025, we also had aggregate principal amounts outstanding of $500.0 million under the Notes. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Instruments” for more information.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 34)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Shareholders’ and Member's Equity for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations

Note 2. Summary of Significant Accounting Policies

Note 3. Additional Financial Statement Information

Note 4. Asset Acquisitions

Note 5. Property, Plant and Equipment

Note 6. Intangible Assets

Note 7. Income Taxes

Note 8. Debt

Note 9. Shareholders’ and Member’s Equity

Note 10. Share-Based Compensation

Note 11. Earnings Per Share

Note 12. Related Party Transactions

Note 13. Commitments and Contingencies

Note 14. Subsequent Events

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of LandBridge Company LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LandBridge Company LLC and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ and member’s equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

1918 Ranch Acquisition — Refer to Notes 2, 4, and 6 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of 1918 Ranch & Royalty, LLC (the “1918 Ranch Acquisition”) on November 12, 2025 for total purchase consideration of $263.9 million. The purchase consideration consisted of approximately $208.5 million in cash and 657,411 OpCo Units (together with an equal number of Class B shares) valued at $53.6 million. The Company accounted for the acquisition of the 1918 Ranch Acquisition as an asset acquisition. Accordingly, the purchase price for assets acquired was allocated based on their relative fair value to land, surface use agreements (“intangible assets”), and brackish water supply assets. The method for determining relative fair value varied depending on the type of the asset and involved management making significant estimates related to the assumptions such as selection of comparable sales of land, adjustments for market conditions and location applied to comparables, future undiscounted cash flow projections, discount rate, and internal rate of return.

We identified the 1918 Ranch Acquisition as a critical audit matter because of the significant estimates made by management to determine the relative fair values of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures to determine the fair value of acquired assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of assets acquired as part of the 1918 Ranch Acquisition included the following, among others:

•
We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the assumptions used in the market approach for land and income approach for intangible assets. In addition, we evaluated the work of management’s third-party specialists.
•
With the assistance of our fair value specialists, and in respect to the land acquired, we evaluated the reasonableness of the (1) valuation methodology (2) current market data, and (3) developed a range of independent estimates and compared our estimates to those used by management.
•
With the assistance of our fair value specialists, and in respect of the intangible assets acquired, we evaluated the estimates used in the income approach, including, (1) future cash flow projections, including revenue and cost assumptions, (2) assumptions used in the selection of a discount rate and (3) assumptions used in the computed internal rate of return.
•
We considered any events or transactions occurring after the 1918 Ranch Acquisition closing date that may indicate a different valuation for the acquired land and intangible assets.

/s/ Deloitte & Touche LLP

Houston, Texas
February 25, 2026

We have served as the Company’s auditor since 2022.

LandBridge Company LLC and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31,
	2025	2024
Current assets:
Cash and cash equivalents	$30,741	$37,032
Accounts receivable, net	19,363	12,544
Related party accounts receivable	4,945	2,111
Prepaid expenses and other current assets	4,766	1,628
Total current assets	59,815	53,315

Non-current assets:
Property, plant and equipment, net	1,084,450	902,742
Intangible assets, net	136,962	45,265
Deferred tax assets	80,973	29,416
Other assets	3,856	1,741
Total non-current assets	1,306,241	979,164
Total assets	$1,366,056	$1,032,479

Liabilities and equity
Current liabilities:
Accounts payable	$562	$489
Taxes payable	1,200	2,286
Related party accounts payable	781	686
Accrued liabilities	7,781	7,185
Current portion of long-term debt	692	424
Deferred revenue	1,263	1,221
Other current liabilities	7	2,119
Total current liabilities	12,286	14,410

Non-current liabilities:
Long-term debt, net of debt issuance costs	559,593	380,815
Other long-term liabilities	192	183
Total non-current liabilities	559,785	380,998
Total liabilities	572,071	395,408

Commitments and contingencies

Class A shares, unlimited shares authorized and 27,838,199 shares issued and outstanding as of December 31, 2025. Unlimited shares authorized and 23,255,419 shares issued and outstanding as of December 31, 2024	317,069	208,427
Class B shares, unlimited shares authorized and 49,250,916 shares issued and outstanding as of December 31, 2025. Unlimited shares authorized and 53,227,852 shares issued and outstanding as of December 31, 2024	-	-
Retained earnings	23,233	3,349
Total shareholders' equity attributable to LandBridge Company LLC	340,302	211,776
Noncontrolling interest	453,683	425,295
Total shareholders’ equity	793,985	637,071
Total liabilities and equity	$1,366,056	$1,032,479

See accompanying notes to the consolidated financial statements

LandBridge Company LLC and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Surface use royalties	$36,604	$13,121	$7,780
Surface use royalties - Related party	36,168	18,499	5,436
Easements and other surface-related revenues	51,286	20,629	8,395
Easements and other surface-related revenues - Related party	10,716	13,486	4,249
Resource sales	23,005	14,964	18,045
Resource sales - Related party	1,718	387	1,785
Resource royalties	15,730	9,779	6,432
Resource royalties - Related party	7,297	3,062	-
Oil and gas royalties	12,589	16,027	20,743
Other	3,980	-	-
Total revenues	199,093	109,954	72,865

Resource sales-related expense	2,026	2,113	3,445
Other operating and maintenance expense	4,518	3,174	2,740
General and administrative expense (income)	62,448	112,302	(12,091)
Depreciation, depletion and amortization	11,470	8,875	8,762
Other operating expense, net	131	-	-
Operating income (loss)	118,500	(16,510)	70,009

Interest expense, net	32,706	23,335	7,016
Other loss (income)	4,329	(241)	(549)
Income (loss) from operations before taxes	81,465	(39,604)	63,542
Income tax expense	9,066	1,875	370
Net income (loss)	$72,399	$(41,479)	$63,172
Net loss prior to the IPO	-	(46,877)
Net income attributable to noncontrolling interest	42,271	288
Net income attributable to LandBridge Company LLC	$30,128	$5,110

Net income per share of Class A shares (1)
Basic	$1.18	$0.28
Diluted	$0.94	$0.07
Weighted average shares outstanding of Class A shares (1)
Basic	24,815,703	17,807,323
Diluted	76,542,235	73,370,073
(1)
For the year ended December 31, 2024, represents the period from July 1, 2024 through December 31, 2024, the period following the reorganization transactions and IPO.

See accompanying notes to the consolidated financial statements

LandBridge Company LLC and Subsidiaries

Consolidated Statements of Shareholders’ and Member’s Equity

(in thousands)

	Member's Equity	Class A		Class B		Retained Earnings	Non- controlling Interest	Total Shareholders' and Member's Equity
	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2022	$209,959	-	$-	-	$-	$-	$-	$209,959
Distribution to member	(105,165)	-	-	-	-	-	-	(105,165)
Deemed non-cash distributions	(17,219)	-	-	-	-	-	-	(17,219)
Net income	63,172	-	-	-	-	-	-	63,172
Balance at December 31, 2023	$150,747	-	$-	-	$-	$-	$-	$150,747
Contribution from member	120,000	-	-	-	-	-	-	120,000
Deemed non-cash contributions prior to reorganization	72,572	-	-	-	-	-	-	72,572
Net loss prior to reorganization	(46,877)	-	-	-	-	-	-	(46,877)
Effect of corporate reorganization and IPO	(296,442)	17,425,000	94,126	55,726,603	-	-	301,023	98,707
Deemed non-cash contributions subsequent to reorganization	-	-	-	-	-	-	18,735	18,735
Class A share-based compensation expense subsequent to reorganization	-	-	979	-	-	-	3,049	4,028
Purchase of OpCo Units from LandBridge Holdings, net of placement agent fees	-	-	-	(2,498,751)	-	-	(145,411)	(145,411)
Dividends and distributions	-	-	-	-	-	(1,743)	(5,573)	(7,316)
RSU dividend equivalent rights	-	-	-	-	-	(18)	(57)	(75)
December 2024 Private Placement, net of placement agent fees and offering expenses	-	5,830,419	337,558	-	-	-	-	337,558
Net income subsequent to reorganization	-	-	-	-	-	5,110	288	5,398
Changes in ownership interest adjustment	-	-	(253,241)	-	-	-	253,241	-
Tax impact of ownership interest adjustment	-	-	29,005	-	-	-	-	29,005
Balance at December 31, 2024	$-	23,255,419	$208,427	53,227,852	$-	$3,349	$425,295	$637,071
Net income	-	-	-	-	-	30,128	42,271	72,399
Deemed non-cash contributions	-	-	-	-	-	-	36,508	36,508
RSU share-based compensation expense	-	-	2,882	-	-	-	5,929	8,811
Redemption of Class B shares to Class A shares	-	4,400,000	-	(4,400,000)	-	-	-	-
Class A Shares issued on vesting of RSUs, net of shares withheld for tax	-	182,780	(5,750)	-	-	-	-	(5,750)
Cancellation of Class B shares	-	-	-	(234,347)	-	-	-	-
Class B Shares issued for acquisition	-	-	-	657,411	-	-	53,586	53,586
Tax distributions	-	-	-	-	-	-	(32,788)	(32,788)
Dividends and distributions	-	-	-	-	-	(10,159)	(20,506)	(30,665)
RSU dividend equivalent rights	-	-	-	-	-	(85)	(175)	(260)
Changes in ownership interest adjustment	-	-	56,437	-	-	-	(56,437)	-
Tax impact of ownership interest adjustment	-	-	55,641	-	-	-	-	55,641
Offering costs	-	-	(568)	-	-	-	-	(568)
Balance at December 31, 2025	$-	27,838,199	$317,069	49,250,916	$-	$23,233	$453,683	$793,985

See accompanying notes to the consolidated financial statements

LandBridge Company LLC and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$72,399	$(41,479)	$63,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,470	8,875	8,762
Amortization of debt issuance costs	2,189	1,688	388
Share-based compensation	45,319	95,335	(17,230)
Loss on extinguishment of debt	4,416	-	-
Deferred income tax expense (benefit)	4,084	(411)	-
Other	16	5	(246)
Changes in operating assets and liabilities:
Accounts receivable	(6,834)	2,113	(1,474)
Related party accounts receivable	(2,834)	(1,074)	(613)
Prepaid expenses and other assets	1,301	(328)	43
Accounts payable	16	272	362
Related party accounts payable	95	233	(109)
Accrued liabilities and other liabilities	(1,616)	506	(186)
Taxes payable	(3,748)	1,901	173
Net cash provided by operating activities	126,273	67,636	53,042

Cash flows from investing activities
Acquisitions	(229,048)	(723,367)	-
Capital expenditures	(4,236)	(985)	(2,783)
Proceeds from disposal of assets	210	-	11
Net cash used in investing activities	(233,074)	(724,352)	(2,772)

Cash flows from financing activities
Proceeds from debt	783,549	417,500	150,000
Repayments of debt	(599,198)	(162,962)	(77,821)
Dividends, dividend equivalents, and distributions paid	(63,713)	(178,244)	(105,165)
Debt issuance costs	(13,266)	(4,326)	(3,106)
Taxes paid related to net share settlement of RSUs	(5,750)	-	-
Offering costs	(1,112)	(8,186)	(1,706)
Proceeds from issuance of Class A shares - IPO, net of underwriting discounts and fees	-	278,263	-
Proceeds from issuance of Class A shares - December 2024 Private Placement, net of placement agent fees	-	339,291	-
Purchase of OpCo Units from LandBridge Holdings, net of placement agent fees	-	(145,411)	-
Contributions from member	-	120,000	-
Net cash provided by (used in) financing activities	100,510	655,925	(37,798)
Net (decrease) increase in cash and cash equivalents	(6,291)	(791)	12,472
Cash and cash equivalents - beginning of period	37,032	37,823	25,351
Cash and cash equivalents - end of period	$30,741	$37,032	$37,823

See accompanying notes to the consolidated financial statements

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

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

Our accounting predecessor is DBR Land Holdings LLC (“OpCo”) and its subsidiaries. OpCo is a Delaware limited liability company which was formed in September 2021. We are a holding company whose principal asset consists of membership interests in OpCo (“OpCo Units”). As the managing member of OpCo and its subsidiaries, we operate and control all of the business and affairs of OpCo and its subsidiaries, and through OpCo and its subsidiaries, conduct our business. In addition, the Company has no other operations, cash flows, or material assets or liabilities other than our investment in OpCo and certain deferred tax assets and liabilities. Refer to Note 7 — Income Taxes for additional information.

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

The closing of the IPO, including the exercise of the underwriters’ option and the concurrent private placement, resulted in net proceeds of approximately $270.9 million, after deducting underwriting discounts and commissions, placement agent fees, and other offering expenses. The Company contributed all of the net proceeds of the IPO (including the underwriters’ option and the concurrent private placement) to OpCo in exchange for OpCo Units at a per-unit price equal to the per share price paid by the underwriters for Class A shares in the IPO. OpCo distributed approximately $170.9 million to LandBridge Holdings LLC (“LandBridge Holdings”) and utilized approximately $100.0 million to repay outstanding borrowings under the 2023 Credit Agreement (as defined in Note 8 — Debt). Refer to Note 8 — Debt for additional information related to our credit facilities.

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

The A&R LLC Agreement authorizes two classes of shares, Class A shares and Class B shares representing limited liability company interests in us. Only our Class A shares have economic rights and entitle holders thereof to participate in any dividends our board of directors may declare. Under the A&R LLC Agreement, the Company is authorized to issue an unlimited number of additional limited liability company interests of any type without the approval of our shareholders, subject to the rules of the New York Stock Exchange and NYSE Texas, Inc. Each holder of a Class A share is entitled to one vote on all matters to be voted on by our shareholders generally. Class B shares are entitled to vote on the same basis as the Class A shares. Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the A&R LLC Agreement. We do not intend to list the Class B shares on any stock exchange.

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

Private Placement

On December 19, 2024, we closed a private placement transaction pursuant to which certain persons reasonably believed to be accredited investors or qualified institutional buyers purchased an aggregate 5,830,419 Class A shares from us at $60.03 per share (the “December 2024 Private Placement”). The closing of the December 2024 Private Placement resulted in net proceeds of approximately $339.3 million, after deducting placement agent fees. Additionally, we incurred approximately $2.2 million in offering costs associated with the December 2024 Private Placement. The Company used approximately $200.0 million, net of placement agent fees, of such proceeds from the December 2024 Private Placement to partially fund the Wolf Bone Acquisition (refer to Note 4 — Asset Acquisitions), and approximately $150.0 million, net of placement agent fees, of such proceeds to purchase 2,498,751 OpCo Units (along with the cancellation of corresponding number of Class B shares) from LandBridge Holdings.

Redemptions

On November 18, 2025, LandBridge Holdings redeemed 2,500,000 OpCo Units (together with the cancellation of a corresponding number of Class B shares), for an equivalent amount of Class A shares and subsequently sold such Class A Shares in an underwritten public offering to Goldman Sachs & Co. LLC at a price of $70.00 per share. The Company did not receive any proceeds from the sale of Class A Shares by LandBridge Holdings.

On May 23, 2025, LandBridge Holdings redeemed 1,900,000 OpCo Units (together with the cancellation of a corresponding number of Class B shares), for an equivalent amount of Class A shares and subsequently sold such Class A shares in a private transaction pursuant to Rule 144 under the Securities Act through a broker-deal at a price of $75.25 per share. The Company did not receive any proceeds or incur any material expenses from the sale of the Class A shares by LandBridge Holdings.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our consolidated financial statements (“Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

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

Adjustment of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Consolidated Financial Statements filed in our Annual Report on Form 10-K for the period ended December 31, 2024, the Company identified an error in connection with its December 2024 Private Placement of Class A shares and the corresponding purchase of 2,498,751 OpCo Units from LandBridge Holdings, along with the cancellation of a corresponding number of Class B shares held by LandBridge Holdings. The Company did not correctly rebalance the carrying amount of the non-controlling interest (“NCI”) to reflect the ownership change at OpCo in connection with the December 2024 purchase of OpCo Units, resulting in an understatement of the NCI amount and an overstatement of the Class A amount of $253.2 million, respectively, on the consolidated balance sheets and the consolidated statement of shareholders’ and member’s equity as of December 31, 2024. Additionally, the Company did not reflect the deferred tax asset generated from the step-up in tax basis associated with the December 2024 purchase of OpCo Units, resulting in an understatement of deferred tax assets and Class A amount of $29.0 million, respectively, on the consolidated balance sheets and consolidated statement of shareholders’ and member’s equity as of December 31, 2024.

We assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99 and Staff Accounting Bulletin No. 108, and concluded the error was not material to any of our previously-issued quarterly or annual financial statements. However, we determined that it was appropriate to revise the applicable items in our previously-issued financial statements. The adjustment to deferred tax assets of $29.0 million adjusts the investment in partnership amount within Note 7 — Income Taxes of the Company’s consolidated financial statements contained in the 2024 Form 10-K. The error has no impact on the results of operations in our previously reported consolidated statements of operations, including net (loss) income or net income per share of Class A shares, or to cash flows in our previously reported consolidated statements of cash flows. The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported consolidated financial statements:

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

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

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

Segment Information

The Company operates in a single operating and reportable segment. All of our assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defines characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company’s one segment approach is consistent with the reporting structure of the Company’s internal organization, as well as with the financial information used by the Company’s CODM. The Company’s CODM is the Chief Executive Officer who allocates resources and assess performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with GAAP is net income (loss), as presented on our consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The Company presents all of its significant segment expenses and other metrics as used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in our Financial Statements.

Use of Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.

The Company evaluates its estimates and related assumptions regularly, including those related to the fair value measurements of assets acquired in asset acquisitions, the collectability of accounts receivable, the assessment of recoverability and useful lives of long-lived assets, including property, plant and equipment, intangible assets, and the valuation of the Incentive Units. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from such estimates.

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

There were no transfers between the fair value hierarchy levels for the years ended December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, the Company had balances of immaterial amounts in allowance for doubtful accounts. There were immaterial amounts of write-offs and no recoveries for the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025, the Company had four customers that accounted for approximately 21%, 19%, 14% and 11% of accounts receivable, respectively. As of December 31, 2024, the Company had three customers that accounted for approximately 19%, 15%, and 14% of accounts receivable, respectively.

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

Depreciation is computed using the straight-line method over the estimated useful lives for each asset group, as noted below:

Water wells, pipelines, facilities, ponds and related equipment	3 - 30 years
Buildings	30 years
Vehicles, equipment, furniture and other	3 - 5 years

The Company follows the successful efforts method of accounting for its oil and natural gas properties acquired. Under this method, costs to acquire mineral and royalty interests in oil and natural gas properties are capitalized when incurred. Acquisitions of oil and natural gas properties are recorded at their estimated fair value as of the acquisition date.

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

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

Debt Issuance Costs

Debt issuance costs represent costs associated with long-term financing and are amortized over the term of the related debt using a method which approximates the effective interest method. The Company’s debt issuance costs associated with the revolving credit facility are deferred and presented within prepaid expenses and other current assets, and other assets on the consolidated balance sheets. Debt issuance costs associated with the term loan and senior unsecured notes are reflected as a reduction of long-term debt on the consolidated balance sheets. Refer to Note 8 – Debt for further information.

Offering Costs

Offering costs consist of costs related to underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the IPO and the December 2024 Private Placement. These costs were offset against proceeds upon consummation of the IPO and December 2024 Private Placement. As of December 31, 2025 and 2024, the Company had $0.5 million and $10.4 million of offering costs included in shareholders’ and member’s equity on the consolidated balance sheets, of which $0.5 million was accrued as of December 31, 2024. Prior to the consummation of the IPO, offering costs were deferred. As of December 31, 2025 and 2024, we had no deferred offering costs included in other assets on the consolidated balance sheets related to the IPO and December 2024 Private Placement.

Acquisitions

To determine if a transaction should be accounted for as a business combination or an asset acquisition, we first calculate the relative fair value of the assets acquired and liabilities assumed. We first apply a screen to determine if substantially all of the relative fair value of the acquired gross assets is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. If this further determination does not meet the definition of a business the transaction is accounted for as an asset acquisition. We record asset acquisitions using the cost accumulation model. Under the cost accumulation model of accounting, the cost of the acquisition, including certain transaction costs, are allocated to the assets acquired using relative fair values. All other transactions are recorded as business combinations. We record the assets acquired and liabilities assumed in a business combination at their acquisition date fair values. Transactions in which we acquire control of a business are accounted for under the acquisition method. The identifiable assets, liabilities and any noncontrolling interests are recorded at the estimated fair value as of the acquisition date. The purchase price in excess of the fair value of assets acquired and liabilities assumed is recorded as goodwill.

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

Proved reserves

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

The estimated quantities of oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions and operating methods, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements (“Proved Reserves”). The Company evaluates its proved oil and natural gas properties for impairment when events or changes in circumstances indicate the related carrying value may not be recoverable. This evaluation is performed on a basin-wide basis. The Company assesses the valuation of its proved oil and natural gas properties for impairment by comparing the carrying value to estimated undiscounted future net cash flows using estimated production and prices at which the Company estimates the commodity will be sold. If the carrying value exceeds undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a discounted future cash flows analysis. The impairment recorded is the amount by which the carrying value exceeds the fair value. In the impairment assessment, the Company estimates the fair value of proved oil and natural gas properties using valuation techniques that convert future cash flows to a single undiscounted amount. Significant inputs and assumptions to the valuation of proved oil and natural gas properties include estimates of reserves, future production volumes, future operating and development costs, future commodity prices and a market-based weighted average cost of capital rate.

Unproved reserves

Reserves that are based on geoscience and/or engineering data similar to that used in estimates of Proved Reserves, but technical or other uncertainties preclude such reserves being classified as proved reserves (“Unproved reserves”) Unproved oil and natural gas properties are also evaluated periodically for impairment. Impairment is assessed when events and circumstances indicate the carrying value may not be recoverable, at which an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Impairment assessment criteria includes, but is not limited to, commodity prices forecasts, macroeconomic conditions and current and future operator activity in the basin.

We did not recognize any impairment for the years ended December 31, 2025, 2024 and 2023.

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

Further, in connection with the Division, the repurchase feature of the incentive units was amended such that the repurchase price is the fair value determined as of the repurchase date, which subjects the Incentive Unit holder to the normal rights, risks and rewards of ownership. The repurchase feature is a non-contingent call option as the call becomes effective upon (i) the employee’s termination of employment either by the Company (with or without cause) or (ii) voluntary resignation by employee and it is assured that all employees will eventually terminate. Under ASC 718, a feature for which the employee could bear the risks and rewards normally associated with equity ownership and a non-contingent call option not probable to be exercised within six months requires equity classification. As such, beginning on July 1, 2024, the LBH Incentive Units are no longer required to be remeasured at fair value and no longer require liability award accounting, as the modification results in equity award classification and accounting. Refer to Note 10 — Share-Based Compensation for additional information related to the modification. The fair value measurement of any new issuances, after the Division, are based on significant inputs not observable in the market, and thus represented Level 3 inputs within the fair value hierarchy.

Distributions attributable to LBH Incentive Units are based on returns received by investors of LandBridge Holdings once certain return thresholds have been met. LBH Incentive Units are solely a payment obligation of LandBridge Holdings, and neither the Company nor OpCo has any cash or other obligation to make payments in connection with the LBH Incentive Units.

LTIP and Restricted Share Units

In connection with the IPO, our board of directors adopted the LandBridge Company LLC Long Term Incentive Plan (the “LTIP”). The LTIP allows for the grant of options, share appreciation rights, restricted share units (“RSUs”), share awards, dividend equivalents, other share-based awards, cash awards, substitute awards, or any combination thereof.

There were 3,854,456 Class A shares reserved for delivery under the LTIP as of December 31, 2025, subject to increase on January 1 of each calendar year by a number of shares equal to the lesser of (x) 5% of the total number of Class A shares and Class B shares outstanding as of December 31 of the immediately preceding calendar year; (y) the number of shares required to bring the total shares available for issuance under the LTIP to 5% of the total number of Class A shares and Class B shares outstanding as of December 31 of the immediately preceding calendar year; or (z) such smaller number of shares as determined by our board of directors.

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

Refer to Note 10 — Share-Based Compensation for additional information.

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

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Basic earnings (loss) per share (“EPS”) of our Class A shares is computed on the basis of the weighted average number of shares outstanding during each period. The diluted EPS of our Class A shares contemplates adjustments to the numerator and the denominator under the if-converted method for the convertible Class B shares. The Company uses the treasury stock method or two-class method when evaluating dilution for RSUs. The more dilutive of the two methods is included in the calculation for diluted EPS. Refer to Note 11 — Earnings Per Share for additional information.

Revenue Recognition

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

In certain instances, these contracts may include a provision for royalties. Royalties associated with the use of surface acreage are included in surface use royalties above.

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

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

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

Income Taxes

The Company has elected to be treated as a corporation for U.S. federal income tax purposes and is subject to U.S. federal and state corporate income taxes. The Company had no activity or holdings prior to the IPO. U.S. federal income tax expense (benefit) included in the consolidated statements of operations is calculated primarily based on the Company's share of net income (loss) of OpCo, which is taxed as a partnership. State income tax expense (benefit) included in the consolidated statements of operations is primarily based on the Texas Franchise Tax liability applicable to the Company and OpCo on a consolidated basis.

OpCo is treated as a partnership, or, prior to the IPO, a disregarded entity, for U.S. federal income tax purposes, and therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income (loss) in our historical financial statements does not reflect the tax expense (benefit) we would have incurred if we were subject to U.S. federal income tax at an entity level during the periods prior to the IPO. OpCo continues to be treated as a partnership for U.S. federal income tax purposes, and as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including the Company, and taxable income (loss) of OpCo is reported in the respective tax returns of its members.

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in our Financial Statements. Deferred tax assets and liabilities are included in our Financial Statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period’s provision for income taxes.

The Company evaluates the realizability of our deferred tax assets as of each reporting date, weighing all positive and negative evidence. A valuation allowance is recorded to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of our deferred tax assets will not be realized. Refer to Note 7 – Income Taxes for additional information.

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

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Significant Customers

Customers that individually comprised more than 10% of the Company’s consolidated revenues were as follows:

	Year Ended December 31,
	2025	2024	2023
Customer A	25%	24%	13%
Customer B	12%	-%	-%
Customer C	10%	14%	15%
Customer D	**	10%	14%
Customer E	**	**	13%

**Less than 10%

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

Recently Adopted Accounting Pronouncements

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This guidance further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU was effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 had no effect on the Company's financial position, results of operations or cash flows as it modified disclosure requirements only. The Company adopted the ASU retrospectively for the year ended December 31, 2025, with comparative period income tax disclosures adjusted to reflect the change in accounting guidance. Refer to Note 7 – Income Taxes for additional information.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This guidance requires tabular disclosure of specified natural expenses in certain expense captions, a qualitative description of amounts that are not separately disaggregated, and disclosure of the Company's definition and total amount of selling expenses. We plan to adopt this guidance and conform with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have any effect on the Company’s financial position, results of operations or cash flows as it modifies disclosure requirements only.

3. Additional Financial Statement Information

Other balance sheet information is as follows:

	Year Ended December 31,
	2025	2024
Accrued liabilities
Accrued interest	$3,554	$3,795
Accrued professional fees	2,571	1,459
Accrued property taxes	586	616
Accrued payroll	545	280
Accrued operating and capital expenses	525	1,035
Total accrued liabilities	$7,781	$7,185

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Other income statement information is as follows related to accrued revenue amounts within the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Accrued Revenue
Surface use royalties	$2,469	$2,033	$674
Surface use royalties - Related party	3,763	2,054	826
Easements and other surface-related revenues	2,545	2,755	1,692
Easements and other surface-related revenues - Related party	14	3	51
Resource sales	2,559	1,282	642
Resource sales - Related party	218	18	113
Resource royalties	875	1,170	610
Resource royalties - Related party	625	415	-
Oil and gas royalties	1,595	1,680	3,241
Other	3,980	-	-
Total accrued revenue	$18,643	$11,410	$7,849

Supplemental cash flow information is as follows:

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for income taxes	$8,730	$385	$213
Cash paid for interest	$26,963	$19,677	$5,914
Non-cash investing and financing activities:
Class B Shares issued for acquisition	$53,586	$-	$-
Offering costs in accrued liabilities	$-	$545	$1,997
Acquisition and capital expenditures in accounts payable and accrued liabilities	$450	$896	$-
Insurance financing	$819	$464	$350
Asset financing	$62	$-	$251

4. Asset Acquisitions

On November 12, 2025, OpCo acquired approximately 38,000 total acres across Reeves, Loving, Winkler and Ward counties, Texas, and certain related assets from 1918 Ranch & Royalty, LLC (the “1918 Ranch Acquisition”) for total purchase consideration of $263.9 million, inclusive of transaction costs. The acreage acquired consists of approximately 22,400 fee simple acres, approximately 12,000 leasehold acres and approximately 3,600 acres subject to a long-term management agreement. The purchase consideration consisted of (i) approximately $208.5 million in cash and (ii) 657,411 OpCo Units (together with an equal number of Class B shares) valued at $53.6 million. The fair value of the OpCo Units was determined based on the closing price of the Company’s Class A shares on the date of acquisition. Refer to Note 8 - Debt and Note 9 - Shareholders’ and Member’s Equity for further information regarding funding of the purchase price. The purchase consideration was allocated based on relative fair value to land value of $158.8 million, surface use agreements of $97.1 million and brackish water supply assets of $8.0 million.

On April 11, 2025, the Company acquired approximately 800 surface acres in Reeves County, Texas, from a private third-party seller for total purchase consideration of $0.7 million, inclusive of transaction costs. The purchase consideration was all attributed to land value.

On February 25, 2025, the Company acquired approximately 3,000 surface acres in Lea County, New Mexico, from a private third-party seller for total purchase consideration of $17.1 million inclusive of transaction costs. The purchase consideration was all attributed to land value.

On December 19, 2024, the Company acquired approximately 46,000 surface acres in Reeves and Pecos County, Texas from a private, third-party seller, for total purchase consideration of $246.8 million, inclusive of transaction costs (the “Wolf Bone Acquisition”). The purchase consideration was all attributed to land value.

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

On November 22, 2024, the Company acquired approximately 5,820 surface acres in Lea County, New Mexico from a private, third-party seller, for total purchase consideration of $26.8 million, inclusive of transaction costs. The purchase consideration was attributed to land value of $18.9 million, intangible asset value of $5.1 million and other assets of $2.7 million.

On November 1, 2024, the Company acquired approximately 1,280 surface acres in Winkler County, Texas, supply water assets and a related commercial contract from a private, third-party seller for total purchase consideration of $20.5 million, inclusive of transaction costs. Of the $20.5 million total purchase consideration, $1.1 million was retained by the Company and is payable to seller within one year, contingent on no pre-closing liabilities being identified. The total purchase consideration was attributed to intangible asset value of $13.6 million, supply water assets of $4.0 million, land value of $3.8 million, other assets of $0.2 million and an assumed liability of $1.1 million.

On May 10, 2024, the Company acquired approximately 103,000 surface acres in the Loving and Winkler counties, Texas, and Lea County, New Mexico from a private third-party seller, for total purchase consideration of $362.6 million, inclusive of transaction costs. The purchase consideration was attributed to land value of $359.7 million and other assets of $2.9 million.

On May 10, 2024, the Company acquired approximately 34,000 surface acres in Lea County, New Mexico and Andrews County, Texas from the same private third-party seller, for total purchase consideration of $42.2 million, inclusive of transaction costs. The purchase consideration was all attributed to land value.

On March 18, 2024, the Company acquired approximately 11,000 acres of land in Lea County, New Mexico for total purchase consideration of $26.4 million, inclusive of transaction costs. The purchase consideration was attributed to land value of $25.9 million and intangible asset value of $0.5 million.

5. Property, Plant and Equipment

Property, plant and equipment, net of accumulated depreciation and depletion consisted of the following:

	Year Ended December 31,
	2025	2024
Oil and natural gas properties
Proved	$36,179	$36,068
Unproved	2,932	3,043
Total oil and natural gas properties	39,111	39,111
Land and land improvements	1,031,128	855,092
Water wells, pipelines, facilities, ponds and related equipment	29,981	21,109
Buildings, vehicles, equipment, furniture and other	7,778	5,162
Construction in progress	107	14
	1,108,105	920,488
Less: accumulated depreciation and depletion	(23,655)	(17,746)
Total property, plant and equipment, net	$1,084,450	$902,742

Depreciation expense and depletion expense for the years ended December 31, 2025, 2024 and 2023 are shown in the following table:

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$3,289	$2,616	$2,357
Depletion expense	2,740	3,575	4,050
Total depreciation and depletion expense	$6,029	$6,191	$6,407

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

6. Intangible Assets

Intangible assets, net of accumulated amortization consisted of the following:

	Year Ended December 31,
	2025	2024
Water contracts	$28,556	$28,556
Surface use agreements	121,385	24,247
Subtotal	149,941	52,803
Less: accumulated amortization	(12,979)	(7,538)
Total intangible assets, net	$136,962	$45,265

	Year Ended December 31,
Accumulated amortization	2025	2024
Water contracts	$6,476	$3,516
Surface use agreements	6,503	4,022
Total accumulated amortization	$12,979	$7,538

On November 12, 2025, the Company acquired surface use agreements as part of the 1918 Ranch Acquisition. The purchase consideration attributable to the contracts was approximately $97.1 million, which will be amortized over a term of 15 years.

On November 22, 2024, the Company acquired surface use agreements as part of an acquisition of land in Lea County, New Mexico. The purchase consideration attributable to the surface use agreements was approximately $5.1 million, which will be amortized over a term of 15 years.

On November 1, 2024, the Company acquired a water contract as part of an acquisition of land in Winkler County, Texas. The purchase consideration attributable to the water contract was approximately $13.6 million, which will be amortized over a term of 7 years.

On March 18, 2024, the Company acquired a surface use agreement as part of an acquisition of land in Lea County, New Mexico. The purchase consideration attributable to the surface use agreement was approximately $0.5 million, which will be amortized over a term of 30 years.

The Company recognized $5.4 million, $2.6 million and $2.2 million in amortization expense for the years ended December 31, 2025, 2024 and 2023, respectively. The remaining weighted average amortization period for the surface use agreements and water contracts was 13.5 years and 10.9 years as of December 31, 2025 and 2024, respectively.

Future amortization expense related to such intangibles for the next five years and thereafter as of December 31, 2025 is as follows:

Amortization Expense
2026	$11,035
2027	11,035
2028	11,035
2029	11,035
2030	11,035
Thereafter	81,787
Total	$136,962

7. Income Taxes

Our predecessor, OpCo, is a Delaware limited liability company treated as a partnership for U.S. federal income tax purposes and, therefore, has not been subject to U.S. federal income tax at an entity level. As a result, the consolidated net income in our historical financial statements does not reflect the tax expense we would have incurred if we were subject to U.S. federal income tax at an entity

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

level during the periods prior to the IPO. Instead, taxable income is allocated to members, including the Company, and, except for Texas franchise tax, any taxable income of OpCo is reported in the respective tax returns of its members.

Income Tax Provision

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024	2023
Current tax expense
Federal	$3,900	$1,693	$-
State	1,082	593	370
Total current tax expense	4,982	2,286	370

Deferred tax expense (benefit)
Federal	3,995	(406)	-
State	89	(5)	-
Total deferred tax expense (benefit)	4,084	(411)	-
Total income tax expense	$9,066	$1,875	$370

More than 50% of the effect of the state and local income taxes recorded for the years ended December 31, 2025 and December 31, 2024 are attributable to the state of Texas.

Effective Tax Rate

The Company's overall effective tax rate differs from the U.S statutory rate primarily due to the fact that prior to the IPO, OpCo was structured as a partnership for U.S. federal income tax and subsequent to the IPO, the OpCo income (loss) attributable to the noncontrolling interests in OpCo is not subject to U.S. federal income tax at the Company or OpCo.

The reconciliation of income taxes at the federal statutory level to provision for income taxes is as follows:

	Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
U.S. federal statutory income tax rate	$17,108	21.0%	$(8,317)	21.0%	$13,344	21.0%
State tax, net of federal benefit	996	1.2%	566	(1.4%)	370	0.6%
Pre-IPO non-taxable loss (income)	-	0.0%	9,794	(24.7%)	(13,344)	(21.0%)
Noncontrolling interests	(8,806)	(10.8%)	(168)	0.4%	-	0.0%
REIT built-in gains tax	123	0.1%	-	0.0%	-	0.0%
Other adjustments	(355)	(0.4%)	-	0.0%	-	0.0%
Total effective tax rate	$9,066	11.1%	$1,875	(4.7%)	$370	0.6%

Income Taxes Paid by Jurisdiction

The Company’s total cash paid for income taxes, by jurisdiction is as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$8,027	$-	$-
State	703	385	213
Total income taxes paid	$8,730	$385	$213

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets
Investment in partnership	$82,069	$29,188
Disallowed interest carryforward	-	228
Total deferred tax assets	82,069	29,416

Deferred tax liabilities	-	-
Valuation allowance	(1,096)	-
Net deferred tax assets	$80,973	$29,416

The Company recorded a deferred tax asset on its investment in OpCo due to an increase in tax basis on its investment in OpCo in connection with historical redemptions and exchanges of Class B Shares by members of OpCo for Class A Shares in the Company. As of December 31, 2025, the Company determined it is unlikely to realize all tax benefits associated with the prior tax basis step-up and as a result has recorded a partial valuation allowance of $1.1 million against its deferred tax assets.

During the year ended December 31, 2025, members of OpCo redeemed 4.4 million OpCo Units (together with the cancellation of 4.4 million of Class B Shares) for an equivalent amount of Class A Shares and subsequently sold the Class A shares to the public. The Company did not receive any proceeds from the sale of the Class A Shares. The redemption and exchange of these OpCo Units is treated as a taxable purchase by the Company. As a result of the purchases the Company's tax basis in OpCo increased and the Company recorded a deferred tax asset of $55.4 million, net of the partial valuation allowance, as this increase is expected to be recovered through future amortization deductions afforded to the Company. Because the deferred tax asset arose in connection with a transaction between the Company and shareholders, the initial deferred tax asset, as well as the impact of the partial valuation allowance, is recorded in Class A Shares on the consolidated balance sheets. Refer to Note 9 - Shareholders’and Member’s Equity.

Additionally, for the year ended December 31, 2024 the Company adjusted its deferred tax assets related to it’s investment in OpCo to reflect the deferred tax asset of $29.4 million generated from the step-up in tax basis associated with the December 2024 Private Placement. Refer to Note 2 - Summary of Significant Accounting Policies.

The Company evaluates uncertain tax positions for recognition and measurement in the financial statements. To recognize a tax position, the Company determines whether it is more likely than not that the tax position will be sustained upon examination. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the financial statements. As of December 31, 2025 and 2024, the Company has no significant uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and New Mexico on a separate basis. The Company and OpCo file the Texas Franchise Tax on a consolidated basis. There are currently no federal or state income tax examinations underway for these jurisdictions. The Company's federal and state returns remain open to examination for tax years 2021 through 2024.

On July 4, 2025, the OBBBA was signed into law which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company has evaluated the impact of the legislation and has concluded it does not have a material impact on the results of operations.

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

8. Debt

As of December 31, 2025 and 2024, our debt consisted of the following:

	Year Ended December 31,
	2025	2024
Notes	$500,000	$-
Term loan	-	355,000
Revolving credit facility	70,000	30,000
Other	726	496
Total debt	570,726	385,496
Current portion of long-term debt	(692)	(424)
Unamortized debt issuance costs	(10,441)	(4,257)
Total long-term debt	$559,593	$380,815

Notes

On November 25, 2025, OpCo, as the issuer, issued $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 (the “Notes”).

In connection with the offering of the Notes, OpCo and each of the Guarantors (as defined below) entered into an indenture, dated as of November 25, 2025 (the “Indenture”), with UMB Bank, N.A., as trustee, relating to the issuance of the Notes. The Indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with OpCo’s unrestricted affiliates, and limitations on asset sales.

The Notes are guaranteed (the “Guarantees”), jointly and severally, on a senior unsecured basis by all of OpCo’s existing subsidiaries (collectively, the “Guarantors”).

At any time prior to December 1, 2027, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Notes (including any additional notes) issued under the Indenture at a redemption price equal to 106.25% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time after December 1, 2027, OpCo may also redeem all or a part of the Notes of such series at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the applicable premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If a Change of Control (as defined in the Indenture) occurs with respect to any series of notes (along with a downgrade of the notes by two rating agencies), OpCo may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.

The Notes and the Guarantees rank equally in right of payment with all of OpCo’s and the Guarantors’ existing and future senior indebtedness and senior to all of the OpCo’s and the Guarantors’ future subordinated indebtedness. The Notes and the Guarantees are effectively subordinated in right of payment to all of OpCo’s and the Guarantors’ existing and future secured debt, including debt under OpCo’s 2025 Revolving Credit Facility (as defined below), to the extent of the value of the assets securing such debt, and will be structurally subordinated to all liabilities of any future subsidiaries of OpCo’s that do not guarantee the Notes.

On November 25, 2025, the Company used the net proceeds of $491.9 million from the issuance of the Notes, $70.0 million of borrowings under the 2025 Revolving Credit Facility (as defined below), and $4.8 million of cash on hand to repay all outstanding borrowings and accrued interest under the 2023 Credit Agreement (as defined below). At the time of repayment, the outstanding borrowings and accrued interest totaled $564.5 million. The remaining proceeds were used to pay $2.1 million of syndication and legal fees. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $4.4 million which is included in other income (loss) on the consolidated statements of operations.

At December 31, 2025, our fixed-rate senior unsecured notes had a carrying value of $500.0 million and a fair value of $506.9 million. The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2025 Revolving Credit Facility

On November 18, 2025, OpCo entered into a revolving credit agreement (the “2025 Revolving Credit Facility”) which provides for lender commitments of $275.0 million and matures on the earlier of (a) June 30, 2030, and (b) the date that is 91 days prior to the stated maturity of the Notes, if, on such date, the outstanding principal amount of the Notes is greater than $50 million (the “Maturity Date”). Borrowings under the 2025 Revolving Credit Facility are secured by a first-priority lien on substantially all assets of OpCo and its subsidiaries, and is also guaranteed by each of its subsidiaries. As of December 31, 2025, the Company had $70.0 million outstanding borrowings under the 2025 Revolving Credit Facility. The weighted average interest rate on the total amount of borrowings under the 2025 Revolving Credit Facility as of December 31, 2025 was 6.13%.

The 2025 Revolving Credit Facility replaced the 2023 Credit Agreement (as defined below) and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company concluded that the 2025 Revolving Credit Facility should be accounted for as a debt modification. As a result, the debt issuance costs of $2.2 million incurred as part of the 2025 Revolving Credit Facility along with the remaining debt issuance costs of $0.7 million, associated with the 2023 Credit Agreement as of the modification date will be amortized over the life of the 2025 Revolving Credit Facility.

Short-term debt issuance costs of $0.6 million and $0.5 million associated with the 2025 Revolving Credit Facility and 2023 Credit Agreement as of December 31, 2025 and 2024, respectively, are deferred and presented in prepaid expenses and other current assets on the consolidated balance sheets. Long-term debt issuance costs of $2.2 million and $0.7 million associated with the 2025 Revolving Credit Facility and 2023 Credit Agreement as of December 31, 2025 and 2024, respectively, are deferred and presented in other assets on the consolidated balance sheets.

The 2025 Revolving Credit Facility provides for revolving borrowings subject to compliance with various financial and other covenants common in such agreements that apply to OpCo and its restricted subsidiaries, including (i) a minimum interest coverage ratio of 2.50:1.00, (ii) a maximum total net leverage ratio of 5.00:1.00, provided that the maximum total net leverage ratio may step up to 5.25:1.00 for the fiscal quarter in which a Permitted Acquisition (as defined in the 2025 Revolving Credit Facility) occurs and the two fiscal quarters following, and (iii) a maximum senior secured net leverage ratio of 3.50:1.00, in each case, measured as of the end of each fiscal quarter.

These covenants are subject to exceptions and qualifications provided in the 2025 Revolving Credit Facility, including the ability to make unlimited restricted payments subject to (i) a maximum net total leverage ratio of less than 4.50:1.00, (ii) minimum liquidity of 5% (with “liquidity” including unrestricted cash on hand of OpCo and its subsidiaries plus availability under the 2025 Revolving Credit Facility), and (iii) such other restricted payments customarily permitted for publicly traded companies with a similar market capitalization as the Company.

Principal amounts borrowed under the 2025 Revolving Credit Facility may be prepaid from time to time and commitments thereunder may be terminated without premium or penalty. Any principal amounts outstanding on the Maturity Date will become due and payable on such date.

At OpCo’s election, principal amounts under the 2025 Revolving Credit Facility may be borrowed as Term SOFR Loans or Base Rate Loans. Term SOFR Loans under the 2025 Revolving Credit Facility bear interest at a variable rate equal to Term SOFR for the applicable tenor plus a leverage-based applicable margin between 2.00% and 3.00% per annum. Interest on all outstanding Term SOFR Loans is payable on the last business day of the applicable interest period. Base Rate Loans under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to (x) the highest of (i) the rate of interest published by The Wall Street Journal, (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case plus a leverage-based applicable margin between 1.00% and 2.00% per annum. Interest on all outstanding Base Rate Loans is payable quarterly in arrears. OpCo will also pay a commitment fee between 0.375% and 0.50% based on the undrawn commitment amounts under the 2025 Revolving Credit Facility.

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

2023 Credit Agreement

On July 3, 2023, DBR Land, LLC, a Delaware limited liability company and a subsidiary of the Company (the “Borrower”), entered into a credit agreement (as amended prior to the date hereof, the “2023 Credit Agreement”) with the guarantors party thereto, the lenders party thereto, and Texas Capital Bank, as administrative agent and letter of credit issuer, which initially provided for (i) a four-year $100.0 million term loan (the “Term loan”) and (ii) a $50.0 million revolving credit facility, each of which matures on July 3, 2027. We subsequently amended to, among other things, increase the principal amount of the term loan to $355.0 million and increase the available capacity of the revolving credit facility to $100.0 million.

On October 3, 2025 (the “Third Amendment Effective Date”), the Borrower entered into the Third Amendment to Credit Agreement (the “Third Amendment”) to amend the 2023 Credit Agreement and provide for a new delayed draw term loan facility with total commitments of $200.0 million for the purpose of partially financing the 1918 Ranch Acquisition and to pay certain related costs and expenses (the “DDTL Facility”). On November 10, 2025, the Borrower drew in full the $200.0 million available under the DDTL Facility. The DDTL Facility included an unused commitment fee of 37.5 basis points that accrued from the Third Amendment Effective Date until November 10, 2025, applied to the average daily unused amount of the DDTL Facility.

Under the 2023 Credit Agreement, the Borrower could elect for outstanding borrowings under our credit facility to accrue interest at a rate based on either (i) a forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) plus 0.10%, or (ii) the base rate, in each case plus an applicable margin. The applicable margin ranged from (i) prior to the consummation of the IPO, 3.00% to 4.00% in the case of Term SOFR loans and letter of credit fees, and 2.00% to 3.00% in the case of base rate loans, and commitments fees of 0.50%, and (ii) following consummation of the IPO, 2.75% to 3.75% in the case of Term SOFR loans and letter of credit fees, and 1.75% to 2.75% in the case of base rate loans, and commitment fees ranged from 0.375% to 0.50%.

The weighted average interest rate on the total amount of borrowings under the 2023 Credit Agreement prior to its termination during the year ended December 31, 2025 and as of December 31, 2024, was 7.65% and 8.39% in the case of the revolving credit borrowings and 7.56% and 8.47% in the case of term loan borrowings, respectively.

The 2023 Credit Agreement was terminated on November 25, 2025 in connection with the effectiveness of the Notes and 2025 Revolving Credit Facility. The accrued interest payable related to the 2023 Credit Agreement was zero and $3.4 million as of December 31, 2025 and 2024, respectively.

Debt Maturities

The following table summarizes the Company’s debt obligations as of December 31, 2025. Estimated future payments for the debt based on the amount outstanding are shown below:

	As of December 31,
	2026	2027	2028	2029	2030	Total
Notes	$-	$-	$-	$-	$500,000	$500,000
Revolving credit facility	-	-	-	-	70,000	70,000
Other	692	20	14	-	-	726
Total debt	$692	$20	$14	$-	$570,000	$570,726

9. Shareholders’ and Member’s Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the A&R LLC Agreement. Class B shares are not entitled to participate in any dividends our Board may declare.

Member’s Equity

Prior to the Division, NDB LLC held 100% of the limited liability company interests of OpCo. OpCo’s limited liability company interests were generally consistent with ordinary equity ownership interests. Distributions (including liquidating distributions) were to be made to the sole member at a time to be determined by the board of managers. There were no restrictions on distributions. The sole

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

member’s equity account was adjusted for distributions paid to, and additional capital contributions that were made by the sole member. All revenues, costs and expenses of OpCo were allocated to the sole member in accordance with the initial limited liability company agreement of LandBridge, dated as of September 27, 2023 (the “Prior LLC Agreement”).

Share Repurchase Program

On February 24, 2026, our board of directors approved a share repurchase program. The program permits the repurchase of up to $50 million of the Company’s Class A shares through December 2027. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, or privately negotiated transactions or by any combination of such methods. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management's assessment of the intrinsic value of the Company’s Class A shares, the market price of the Company’s Class A shares, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified or discontinued at any time without prior notice.

Issuances

On November 12, 2025, to fund a portion of the purchase consideration for the 1918 Ranch Acquisition, OpCo issued 657,411 OpCo Units and the Company issued an equal number of Class B shares valued at $53.6 million. The fair value of the OpCo Units was determined based on the closing price of the Company’s Class A shares on the date of acquisition. Refer to Note 4 - Asset Acquisitions for additional information regarding the transaction.

Redemptions

On November 18, 2025, LandBridge Holdings redeemed 2,500,000 OpCo Units (together with the cancellation of a corresponding number of Class B shares), for an equivalent amount of Class A shares and subsequently sold such Class A Shares in an underwritten public offering to Goldman Sachs & Co. LLC at a price of $70.00 per share. The Company did not receive any proceeds and incurred $0.8 million in expenses from the sale of Class A Shares by LandBridge Holdings.

On May 23, 2025, LandBridge Holdings redeemed 1,900,000 OpCo Units (together with the cancellation of a corresponding number of Class B shares), for an equivalent amount of Class A shares and subsequently sold such Class A shares in a private transaction pursuant to Rule 144 under the Securities Act through a broker-deal at a price of $75.25 per share. The Company did not receive any proceeds or incur any material expenses from the sale of the Class A shares by LandBridge Holdings.

During the year ended December 31, 2024, no Class B shares were redeemed for Class A shares.

Cancellations

In December 2024, as part of the December 2024 Private Placement we purchased 2,498,751 OpCo Units from LandBridge Holdings, which resulted in the cancellation of a corresponding number of Class B shares. Refer to Note 1 - Organization and Nature of Operations.

In lieu of the payment of tax distributions by OpCo to the Company in excess of the Company's then-current income tax obligation, OpCo and the Company cancelled OpCo Units held by LandBridge Holdings, along with a corresponding number of Class B shares. The number of cancelled OpCo Units was determined based on the Company’s volume weighted average Class A share price for the 10 consecutive trading days ending on and including the last full trading day immediately prior to the relevant tax distribution date.

	Year Ended December 31,
Class B Share Cancellations Due to Tax Distributions	2025	2024
First Quarter	34,674	-
Second Quarter	79,686	-
Third Quarter	119,987	-
Total	234,347	-

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders	Rate Per Share
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Second Quarter	June 5, 2025	2,515	5,124	$0.10
Third Quarter	September 4, 2025	2,534	5,121	$0.10
Fourth Quarter	December 4, 2025	2,784	4,925	$0.10
Total		$10,159	$20,489

Tax Distributions to LandBridge Holdings	Year Ended December 31, 2025
First Quarter	$5,821
Second Quarter	16,650
Third Quarter	7,140
Fourth Quarter	3,177
Total	$32,788

On February 24, 2026, our board of directors declared a dividend on our Class A shares of $0.12 per share, payable on March 19, 2026 to shareholders of record as of March 5, 2026, and a corresponding required cash distribution to OpCo unitholders.

On February 24, 2026, our board of directors approved a payment for tax distributions from OpCo to LandBridge Holdings in the amount of $5.3 million. This amount is inclusive of LandBridge Holdings pro rata share of estimated federal income tax to be distributed from OpCo to the Company and an additional tax distribution in excess of the Company’s then-current income tax obligation as provided for under the OpCo LLC Agreement. This amount is expected to be paid during the first quarter of 2026.

10. Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense (income) is shown below. Share-based compensation expense related to incentive units allocated to the Company is recognized as a deemed non-cash contribution to or distribution from shareholders’ equity on the consolidated balance sheets. Substantially all share-based compensation expense (income) is included in general and administrative expense (income) on the consolidated statements of operations.

	Year Ended December 31,
	2025	2024	2023
Incentive Units	$36,508	$91,307	$(17,230)
Restricted Share Units	8,811	4,028	-
Total share-based compensation expense (income) (1)	$45,319	$95,335	$(17,230)

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(1)
The tax benefit associated with share-based compensation expense was $1.1 million for the year ended December 31, 2025.

Share-based compensation expense related to incentive units for the year ended December 31, 2025, consists only of the Incentive Units. Share-based compensation expense related to incentive units for the year ended December 31, 2024, consists of $18.7 million related to the Incentive Units, and consists of $72.6 million related to the NDB Incentive Units. Share-based compensation income related to incentive units for the year ended December 31, 2023 consists only of NDB Incentive Units. NDB Incentive Units were liability awards resulting in periodic fair value remeasurement prior to the Division. Following the Division, Incentive Units are equity awards and do not require periodic remeasurements. Any cash expense associated with Incentive Units will be borne solely by LandBridge Holdings and not the Company. Such incentive units are not dilutive of public ownership.

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

LBH Incentive Units granted during December 31, 2025 and 2024 were estimated using a Monte Carlo Simulation with the following inputs:

	10/1/2025	12/9/2024	10/29/2024	7/18/2024	7/1/2024(1)
Share price	$55.56	$62.29	$53.84	$28.45	$22.96
Expected life (in years)	2.0	2.1	2.2	2.0	1.5
Risk-free interest rate	3.5%	4.0%	4.0%	4.4%	4.8%
Dividend yield	0%	0%	0%	0%	0%
Volatility	40.0%	40% - 76%	35% - 72%	40% - 132%	40% - 225%
Marketability discount	17% - 30%	13% - 22%	12% - 22%	12% - 30%	11% - 32%
(1)
The LBH Incentive Units utilized the same inputs for the modification date fair value as it occurred on the same date as the 7/1/2024 grant date.

A summary of LBH Incentive Units activity during the year ended December 31, 2025 is shown in the following table:

	Incentive Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2024 (1)	30,020	$5,130
Granted	200	7,175
Forfeited	-	-
Outstanding at December 31, 2025	30,220	$5,144	0.9
(1)
The units outstanding as of December 31, 2024 reflect the effects of the Division and only include the LBH Incentive Units. The grant date fair value per unit amount includes the modification date weighted average per unit fair value of $7,959 per unit.

As of December 31, 2025, remaining unrecognized compensation expense for the LBH Incentive Units was $45.3 million and the weighted average remaining vesting period was approximately 1.5 years.

Share-based compensation expense for the year ended December 31, 2024, includes $1.2 million of additional expense related to accelerated vesting due to an employee departure. There were no accelerations for the years ended December 31, 2025 and 2023.

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

A summary of RSU activity during the year ended December 31, 2025 is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	749,529	$31.37
Granted (1)	57,393	56.17
Forfeited	-	-
Vested (2)	(269,441)	31.48
Nonvested at December 31, 2025	537,481	$33.96
(1)
The weighted average grant date fair values of RSUs granted was $56.17 and $31.36 for the years ended December 31, 2025 and 2024, respectively.
(2)
Included within the 269,441 RSUs that vested during the period, 86,661 RSUs were surrendered by employees to the Company to settle tax withholding requirements. The total fair value of RSUs vested was $8.5 million for the year ended December 31, 2025

As of December 31, 2025, remaining unrecognized compensation expense for the RSUs was $13.9 million and the weighted average remaining vesting period was approximately 1.8 years.

Defined Contribution Plan

WaterBridge Management Company LLC, an affiliate of the Company, sponsors a defined contribution plan available to all eligible employees. Qualifying participants receive a matching contribution based on the amount participants contribute to the plan up to 7% of their qualifying compensation. Contributions of an immaterial amount were made during the years ended December 31, 2025, 2024 and 2023.

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

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the year ended December 31, 2025 and the period July 1, 2024 to December 31, 2024, which represents the period subsequent to the IPO.

(in thousands, except for share and per share amounts)	Year Ended December 31, 2025	Period of July 1 - December 31, 2024
Numerator
Net income	$72,399	$5,398
Less: Net income attributable to noncontrolling interest	42,271	288
Net income attributable to LandBridge Company LLC	30,128	5,110
Less: Earnings allocated to participating securities	753	198
Basic net income attributable to LandBridge Company LLC	$29,375	$4,912
Plus: Net income attributable to noncontrolling interest	42,271	288
Plus: Undistributed earnings reallocation adjustment to participating securities	(18)	90
Diluted net income attributable to shareholders	$71,628	$5,290

Denominator
Basic weighted average shares outstanding	24,815,703	17,807,323
Dilutive Class B shares outstanding	51,726,532	55,562,750
Diluted weighted average shares outstanding	76,542,235	73,370,073

Basic net income per share of Class A shares	$1.18	$0.28
Diluted net income per share of Class A shares	$0.94	$0.07

Class B shares outstanding as of December 31, 2025 were determined to be dilutive and have been included in the computation of diluted net income per share. In addition, weighted-average RSUs of 636,229 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive for the year ended December 31, 2025 and have been excluded from the computation of diluted net income per share.

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

12. Related Party Transactions

		Year Ended December 31,
	Financial Statements Location	2025	2024	2023
Revenues - Related Party
Affiliate access agreements	Surface use royalties	$36,168	$18,499	$5,436
Data center agreement	Easements and other surface-related revenues	-	8,000	-
Affiliate access agreements	Easements and other surface-related revenues	10,716	5,486	4,249
Affiliate access agreements	Resource royalties	7,297	3,062	-
Affiliate access agreements	Resource sales	1,718	387	1,785
		$55,899	$35,434	$11,470

		December 31,
	Financial Statements Location	2025	2024
Accounts Receivable - Related Party
Affiliate access agreements	Related party accounts receivable	$4,945	$2,111

Accounts Payable - Related Party
Shared services agreement	Related party accounts payable	$781	$686

LandBridge Company LLC and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

Shared Services Agreement

The Company is party to a services agreement with WaterBridge Operating LLC (“WaterBridge Operating”), an affiliate of the Company, and other affiliates pursuant to which the Company receives common management and general, administrative, overhead and operating services in support of the Company’s operations and development activities. The Company reimburses all fees incurred by WaterBridge Operating or its affiliates for services provided to the Company under the agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting the Company. For shared expenses paid on behalf of the Company, the costs are directly allocated to the Company based on its pro rata share of the expenses. For the years ended December 31, 2025, 2024 and 2023, the Company paid approximately $17.2 million, $10.1 million and $5 million for the shared services and direct cost reimbursements, respectively.

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

Equity Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the years ended December 31, 2025, 2024 and 2023, the GIS and legal services reimbursements paid were $0.5 million, $0.3 million and $0.2 million, respectively. As of December 31, 2025 and 2024, the Company had no amount and an immaterial amount due to Five Point, respectively.

Data Center Agreement

The Company is party to a lease development agreement for the development of a data center and related facilities on approximately 2,000 acres of our land in Reeves County, Texas with Powered Land Partners LLC, a joint venture between a third-party developer and funds affiliated with Five Point (“PowLan”). PowLan is obligated to meet certain timing milestones to maintain its lease, to include the commencement of site development within a two-year period and construction of the data center within a subsequent four-year period. To the extent PowLan does not commence site development within two years of entry into the lease development agreement or commence construction of the data center within a subsequent four-year period, the agreement will automatically terminate. The lease development agreement includes, among other things, a non-refundable deposit, for a two-year site selection and pre-development period. The deposit of $8.0 million was paid in December 2024 and is included within Easements and other surface-related revenues - Related Party on the consolidated statements of operations for the year ended December 31, 2024.

13. Commitments and Contingencies

For the years ended December 31, 2025 and 2024, the Company had no material commitments.

Litigation

The Company records liabilities related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. As a result of these uncertainties, any liabilities recorded are based on the best information available at the time. As any new information becomes available, the Company reassesses the potential liability related to pending litigation. As of December 31, 2025 and 2024, the Company had no amounts recorded in liabilities related to any legal matters.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2025.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to have a material effect on, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of LandBridge Company LLC

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LandBridge Company LLC and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Houston, Texas
February 25, 2026

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

We have adopted a Code of Business Conduct and Ethics and Whistleblower Policy (“Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, and other employees of the Company or its affiliates who provide services to the Company. Our Code of Ethics is posted on our website located at https://www.landbridgeco.com/investor-relations/governance/governance-documents/default.aspx. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees, and other covered persons. We believe that our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is included as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the 2026 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) Financial Statements: The consolidated financial statements and related notes, together with the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, appear in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report.

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
2.1#

Purchase and Sale Agreement, dated as of November 19, 2024, by and between Wolf Bone Ranch Partners LLC, as seller, and DBR Land LLC, as purchaser (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on November 22, 2024).

2.2#+

Purchase, Sale and Contribution Agreement, dated October 3, 2025, by and among LandBridge Company LLC, DBR Land Holdings LLC, 1918 Ranch & Royalty LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-42150) filed with the SEC on November 12, 2025).

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

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-42150) filed with the SEC on March 6, 2025).
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

4.4

Indenture, dated as of November 25, 2025, by and among DBR Land Holdings LLC, the guarantors party thereto and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on November 25, 2025).

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

Exhibit Number	Description
10.8

Revolving Credit Agreement, dated as of November 18, 2025, among DBR Land Holdings LLC, Texas Capital Bank, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-Q (File No. 001-42150) filed with the SEC on November 19, 2025).

10.9

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

10.10#	Form of Common Shares Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on November 22, 2024).
19.1

LandBridge Company LLC Insider Trading Policy, adopted as of August 6, 2024 (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-42150) filed with the SEC on March 6, 2025).

21.1*	List of Subsidiaries of LandBridge Company LLC.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
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
97.1

LandBridge Company LLC Clawback Policy, adopted as of June 27, 2024 (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-42150) filed with the SEC on March 6, 2025).

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

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

LandBridge Company LLC
Date: February 25, 2026	(Registrant)

	By:	/s/ Jason Long
Jason Long
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Long	Chief Executive Officer and Director	February 25, 2026
Jason Long	(Principal Executive Officer)

/s/ Scott L. McNeely	Chief Financial Officer	February 25, 2026
Scott L. McNeely	(Principal Financial Officer)

/s/ Jason Williams	Chief Administrative Officer	February 25, 2026
Jason Williams	(Principal Accounting Officer)

/s/ David N. Capobianco	Director	February 25, 2026
David N. Capobianco

/s/ Matthew K. Morrow	Director	February 25, 2026
Matthew K. Morrow

/s/ Michael Sulton	Director	February 25, 2026
Michael Sulton

/s/ Frank Bayouth	Director	February 25, 2026
Frank Bayouth

/s/ Ben Moore	Director	February 25, 2026
Ben Moore

/s/ Kara Goodloe Harling	Director	February 25, 2026
Kara Goodloe Harling

/s/ Charles Watson	Director	February 25, 2026
Charles Watson

/s/ Ty Daul	Director	February 25, 2026
Ty Daul

/s/ Valerie P. Chase	Director	February 25, 2026
Valerie P. Chase

/s/ Andrea Nicolás	Director	February 25, 2026
Andrea Nicolás