Form 10-Q
period 2026-03-31
LandBridge Co LLC
filed 2026-05-07
CIK 1995807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2026, the registrant had 27,839,229 Class A shares and 49,177,775 Class B shares representing limited liability company interests (“Class B shares”) outstanding.

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

Delaware Basin. A geological depositional and structural basin in West Texas and southeastern New Mexico, which is a part of the Permian Basin.

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

LandBridge. LandBridge Company LLC, a Delaware limited liability company (NYSE: LB; NYSE TX: LB), and its subsidiaries.

LandBridge Holdings. LandBridge Holdings LLC, a Delaware limited liability company and portfolio company of funds affiliated with Five Point.

MBbls. One thousand barrels.

MBbl/d. One thousand barrels per day.

Mineral interest. Real-property interests that grant ownership of oil and natural gas under a tract of land and the rights to explore for, develop, and produce oil and natural gas on that land or to lease those exploration and development rights to a third party.

NM. Not meaningful.

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

SUAs. Surface use agreements.

SURAs. Surface use royalty agreements.

WaterBridge. WaterBridge Infrastructure LLC, a Delaware limited liability company (NYSE: WBI; NYSE TX: WBI), and its subsidiaries.

WTI. West Texas Intermediate, a grade of crude oil commonly used in reference to pricing for crude oil.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “assume,” “could,” “would,” “should,” “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events at the time such statements were made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the section entitled “Risk Factors” included elsewhere in this Quarterly Report and each of the other factors set forth in “Part I — Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), and in other reports filed with the United States Securities and Exchange Commission (the “SEC”). By their nature forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual results of operations, cash flows and financial position and could cause actual results to differ materially from those in such forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

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
•
our ability to enforce our SUA and other agreements with our customers;
•
the domestic and foreign supply of, and demand for, energy sources, including the impact of political instability or armed conflict in oil and natural gas producing regions, including increased hostilities in the Middle East, including Iran, and other sustained military campaigns, the Russia-Ukraine war, as well as the conditions in South America, Central America, China and Russia and acts of terrorism or sabotage, actions relating to oil price and production controls by the members of the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other allied producing countries, such as announcements of potential changes to oil production levels;
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
•
commodity price volatility and trends related to changes in commodity prices, and our customers’ ability to successfully navigate such volatility;
•
the level of competition from other companies, including those offering resources that compete with the resources from our land, such as sand and brackish water;
•
changes in the prices charged to our customers and availability of services necessary for our customers to conduct their businesses, as a result of scarcity, government regulations or other factors;
•
our customers’ ability to obtain necessary supplies, raw materials and other critical components on a timely basis, or at all, including any impacts presented by imposed or potential tariffs, shortages, price increases and any reactions thereto in international trade;
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
•
the severity and duration of world health events, natural disasters or inclement or hazardous weather conditions, including cold weather, hurricanes, fires, droughts, earthquakes, flooding and tornadoes; and
•
evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of-service attacks, malicious software, data privacy breaches by employees or other service providers, insiders or others with authorized access, cyber or phishing attacks, ransomware, social engineering, physical breaches or other actions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of business in our industry. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our Class A shares are described under “Risk Factors,” included in our 2025 Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

Item 1. Financial Statements (Unaudited)

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2026	2025
Current assets:
Cash and cash equivalents	$29,679	$30,741
Accounts receivable, net	18,486	19,363
Related party accounts receivable	7,742	4,945
Prepaid expenses and other current assets	3,357	4,766
Total current assets	59,264	59,815

Non-current assets:
Property, plant and equipment, net	1,084,586	1,084,450
Intangible assets, net	134,203	136,962
Deferred tax assets	80,387	80,973
Other assets	3,796	3,856
Total non-current assets	1,302,972	1,306,241
Total assets	$1,362,236	$1,366,056

Liabilities and equity
Current liabilities:
Accounts payable	$369	$562
Taxes payable	1,440	1,200
Related party accounts payable	972	781
Accrued liabilities	14,192	7,781
Current portion of long-term debt	433	692
Contract liabilities	1,383	1,263
Other current liabilities	31	7
Total current liabilities	18,820	12,286

Non-current liabilities:
Long-term debt, net of debt issuance costs	535,106	559,593
Other long-term liabilities	194	192
Total non-current liabilities	535,300	559,785
Total liabilities	554,120	572,071

Commitments and contingencies

Class A shares, unlimited shares authorized and 27,839,229 shares issued and outstanding as of March 31, 2026. Unlimited shares authorized and 27,838,199 shares issued and outstanding as of December 31, 2025.	315,911	317,069
Class B shares, unlimited shares authorized and 49,177,775 shares issued and outstanding as of March 31, 2026. Unlimited shares authorized and 49,250,916 shares issued and outstanding as of December 31, 2025.	-	-
Retained earnings	28,584	23,233
Total shareholders’ equity attributable to LandBridge Company LLC	344,495	340,302
Noncontrolling interest	463,621	453,683
Total shareholders’ equity	808,116	793,985
Total liabilities and equity	$1,362,236	$1,366,056

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Easements and other surface-related revenues	$11,600	$6,440
Easements and other surface-related revenues - related party	3,163	2,332
Surface use royalties	11,191	10,522
Surface use royalties - related party	11,041	6,915
Resource sales	5,225	7,166
Resource sales - related party	205	185
Resource royalties	4,269	4,158
Resource royalties - related party	1,274	2,847
Oil and gas royalties	2,972	3,386
Other	65	-
Total revenues	51,005	43,951

Resource sales-related expense	397	458
Other operating and maintenance expense	1,269	1,127
General and administrative expense	15,726	14,728
Depreciation, depletion and amortization	4,425	2,601
Other operating expense, net	10	-
Operating income	29,178	25,037

Interest expense	9,511	7,977
Other loss	10	-
Income from operations before taxes	19,657	17,060
Income tax expense	1,789	1,601
Net income	17,868	15,459
Net income attributable to noncontrolling interest	9,153	8,995
Net income attributable to LandBridge Company LLC	$8,715	$6,464

Net income per share of Class A shares
Basic	$0.31	$0.27
Diluted	$0.23	$0.20
Weighted average shares outstanding of Class A shares
Basic	27,838,580	23,255,419
Diluted	77,078,931	76,464,778

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Class A		Class B		Retained Earnings	Non- controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2025	27,838,199	$317,069	49,250,916	$-	$23,233	$453,683	$793,985
Net income	-	-	-	-	8,715	9,153	17,868
Deemed non-cash contributions	-	-	-	-	-	9,002	9,002
RSU share-based compensation expense	-	817	-	-	-	1,445	2,262
Class A Shares issued on vesting of RSUs, net of shares withheld for tax	1,030	(3)	-	-	-	-	(3)
Cancellation of Class B shares	-	-	(73,141)	-	-	-	-
Tax distributions	-	-	-	-	-	(5,413)	(5,413)
Dividends and distributions	-	-	-	-	(3,341)	(5,910)	(9,251)
RSU dividend equivalent rights	-	-	-	-	(23)	(41)	(64)
Changes in ownership interest adjustment	-	(1,702)	-	-	-	1,702	-
Tax impact of ownership interest adjustment	-	(270)	-	-	-	-	(270)
Balance at March 31, 2026	27,839,229	$315,911	49,177,775	$-	$28,584	$463,621	$808,116

	Class A		Class B		Retained Earnings	Non- controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2024	23,255,419	$208,427	53,227,852	$-	$3,349	$425,295	$637,071
Net income	-	-	-	-	6,464	8,995	15,459
Deemed non-cash contributions	-	-	-	-	-	8,945	8,945
RSU share-based compensation expense	-	668	-	-	-	1,527	2,195
Cancellation of Class B shares	-	-	(34,674)	-	-	-	-
Tax distributions	-	-	-	-	-	(5,821)	(5,821)
Dividends and distributions	-	-	-	-	(2,326)	(5,336)	(7,662)
RSU dividend equivalent rights	-	-	-	-	(23)	(52)	(75)
Changes in ownership interest adjustment	-	860	-	-	-	(860)	-
Offering costs	-	(450)	-	-	-	-	(450)
Balance at March 31, 2025	23,255,419	$209,505	53,193,178	$-	$7,464	$432,693	$649,662

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$17,868	$15,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,425	2,601
Amortization of debt issuance costs	548	539
Share-based compensation	11,264	11,140
Deferred income tax expense	316	339
Other	(45)	8
Changes in operating assets and liabilities:
Accounts receivable	895	(7,384)
Related party accounts receivable	(2,797)	(5,178)
Prepaid expenses and other assets	758	154
Accounts payable	(220)	66
Related party accounts payable	191	383
Accrued liabilities and other liabilities	6,691	(1,993)
Taxes payable	1,226	(221)
Net cash provided by operating activities	41,120	15,913

Cash flows from investing activities
Acquisitions	(1,995)	(17,818)
Capital expenditures	(180)	(69)
Proceeds from disposal of assets	27	20
Net cash used in investing activities	(2,148)	(17,867)

Cash flows from financing activities
Proceeds from debt	-	10,000
Repayments of debt	(25,240)	(15,897)
Dividends, dividend equivalents and distributions paid	(14,728)	(13,558)
Offering costs	-	(648)
Other	(66)	(40)
Net cash used in financing activities	(40,034)	(20,143)
Net decrease in cash and cash equivalents	(1,062)	(22,097)
Cash and cash equivalents - beginning of period	30,741	37,032
Cash and cash equivalents - end of period	$29,679	$14,935

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization and Nature of Operations

LandBridge Company LLC (the “Company,” “LandBridge,” “we,” “our” and “us”) is headquartered in Houston, Texas and was formed on September 27, 2023 as a Delaware limited liability company.

We are a holding company whose principal asset consists of membership interests (“OpCo Units”) in DBR Land Holdings LLC (“OpCo”). As the managing member of OpCo and its subsidiaries, we operate and control all of the business and affairs of OpCo and its subsidiaries, and through OpCo and its subsidiaries, conduct our business. The Company has no other operations, cash flows, or material assets or liabilities other than our investment in OpCo and certain deferred tax assets and liabilities. Refer to Note 6 — Income Taxes for additional information.

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

We own surface acreage in the Delaware Basin and the adjacent Central Basin Platform in Texas and New Mexico and oil and natural gas mineral interests in the Delaware Basin in Texas.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). When necessary, certain reclassifications are made to prior period financial information to conform with current period presentation. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

Consolidation

We have determined that the members with equity at risk in OpCo lack the authority, through voting rights or similar rights, to direct the activities that most significantly impact OpCo’s economic performance; therefore, OpCo is considered a variable interest entity. As the managing member of OpCo, we operate and control all of the business and affairs of OpCo and also have the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. Therefore, we are considered the primary beneficiary and consolidate OpCo for accounting purposes.

The Financial Statements include the accounts of the Company, OpCo and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Segment Information

The Company operates in a single operating and reportable segment. All of our assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defines characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company’s one segment approach is consistent with the reporting structure of the Company’s internal organization, as well as with the financial information used by the Company’s CODM. The Company’s CODM is the Chief Executive Officer who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with U.S. GAAP is net income, as presented on our condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The Company presents all of its significant segment expenses and

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

other metrics which are regularly provided to the CODM and used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in our condensed consolidated statements of operations. The CODM does not receive additional expenses other than those presented within our condensed consolidated statements of operations.

Significant Accounting Policies

As of March 31, 2026, the Company’s significant accounting policies are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies of its consolidated financial statements contained in the 2025 Form 10-K. There were no significant updates or revisions to our accounting policies during the three months ended March 31, 2026.

Recent Accounting Pronouncements Not Yet Adopted

In January 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 and does not change its underlying disclosure requirements. ASU 2024-03 requires tabular disclosure of specified natural expenses within certain income statement expense captions, a qualitative description of amounts not separately disaggregated and disclosure of our definition and total amount of selling expenses. We plan to adopt this guidance and comply with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have any effect on the Company’s financial position, results of operations or cash flows as it modifies disclosure requirements only.

In December 2025, FASB issued ASU 2025-12, Codification Improvements, which includes updates for a broad range of Accounting Topics arising from technical corrections, unintended application of the Codification, clarifications and other minor improvements. We plan to adopt this guidance and comply with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. We are currently assessing the impact of this standard on our Financial Statements and related disclosures.

3.
Additional Financial Statement Information

Our contract liabilities primarily relate to revenue sharing arrangements or other surface use agreements where the Company may receive payments from customers in advance of the related performance obligation being satisfied. During the three months ended March 31, 2026, the Company recognized revenue of $0.9 million related to contract liabilities that existed at the beginning of the period.

Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Cash (refunded) paid for income taxes, net	$(2)	$1,483
Cash paid for interest	$1,311	$7,623

4.
Asset Acquisitions

During the first quarter of 2026, the Company acquired approximately 1,000 surface acres in Reeves County from private third-party sellers for total purchase consideration of $1.5 million, inclusive of transaction costs. The purchase consideration was attributed to land of $1.2 million and other assets of $0.3 million.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

5.
Property, Plant and Equipment

As of March 31, 2026 and December 31, 2025, property, plant and equipment, net of accumulated depreciation and depletion consisted of the following:

	March 31,	December 31,
	2026	2025
Oil and natural gas properties
Proved	$36,179	$36,179
Unproved	2,932	2,932
Total oil and natural gas properties	39,111	39,111
Land and land improvements	1,032,268	1,031,128
Water wells, pipelines, facilities, ponds and related equipment	30,273	29,981
Buildings, vehicles, equipment, furniture and other	7,780	7,778
Construction in progress	390	107
Total property, plant and equipment	1,109,822	1,108,105
Less: accumulated depreciation and depletion	(25,236)	(23,655)
Total property, plant and equipment, net	$1,084,586	$1,084,450

Depreciation expense and depletion expense for the three months ended March 31, 2026 and 2025 are shown in the following table:

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$1,065	$764
Depletion expense	601	697
Total depreciation and depletion expense	$1,666	$1,461

6.
Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in enacted tax laws or rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or as the result of new judicial interpretations or regulatory or tax law changes.

The calculation of our effective tax rate was as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$19,657	$17,060
Income tax expense	$1,789	$1,601
Effective tax rate	9.10%	9.38%

The effective tax rates for the three months ended March 31, 2026 and 2025 differed from the statutory rate of 21.0% primarily due to the income attributable to noncontrolling interest.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

7.
Debt

As of March 31, 2026 and December 31, 2025, our debt consisted of the following:

	March 31,	December 31,
	2026	2025
Notes	$500,000	$500,000
2025 Revolving Credit Facility	45,000	70,000
Other	463	726
Total debt	545,463	570,726
Current portion of long-term debt	(433)	(692)
Unamortized debt issuance costs	(9,924)	(10,441)
Total long-term debt	$535,106	$559,593

Notes

In November 2025, OpCo, as the issuer, issued $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 (the “Notes”).

In connection with the offering of the Notes, OpCo and each of the Guarantors (as defined below) entered into an indenture (the “Indenture”), with UMB Bank, N.A., as trustee, relating to the issuance of the Notes. The Indenture contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of dividends or similar restricted payments, undertaking transactions with OpCo’s unrestricted affiliates, and limitations on asset sales.

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

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Notes	$500,000	$506,250	$500,000	$506,875
(1)
The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.

2025 Revolving Credit Facility

In November 2025, OpCo entered into a revolving credit agreement (the “2025 Revolving Credit Facility”) which provides for lender commitments of $275.0 million and matures on the earlier of (a) June 30, 2030, and (b) the date that is 91 days prior to the stated maturity of the Notes, if, on such date, the outstanding principal amount of the Notes is greater than $50 million (the “Maturity Date”). Borrowings under the 2025 Revolving Credit Facility are secured by a first-priority lien on substantially all assets of OpCo and its subsidiaries, and

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

is also guaranteed by each of its subsidiaries. The weighted average interest rate on the total amount of borrowings under the 2025 Revolving Credit Facility for the three months ended March 31, 2026 was 6.07%.

Short-term debt issuance costs of $0.6 million associated with the 2025 Revolving Credit Facility Agreement as of March 31, 2026 and December 31, 2025, respectively, are deferred and presented in prepaid expenses and other current assets on the consolidated balance sheets. Long-term debt issuance costs of $2.1 million and $2.2 million associated with the 2025 Revolving Credit Facility Agreement as of March 31, 2026 and December 31, 2025, respectively, are deferred and presented in other assets on the condensed consolidated balance sheets.

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

These covenants are subject to exceptions and qualifications provided in the 2025 Revolving Credit Facility, including the ability to make unlimited restricted payments subject to (i) a maximum net total leverage ratio of less than 4.50:1.00, (ii) minimum liquidity of 5% (with “liquidity” including unrestricted cash on hand of OpCo and its subsidiaries plus availability under the 2025 Revolving Credit Facility), and (iii) such other restricted payments customarily permitted for publicly traded companies with a similar market capitalization as the Company. As of March 31, 2026, the Company was in compliance with these debt covenants.

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

8.
Shareholders’ Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by our First Amended & Restated Limited Liability Company Agreement, dated as of July 1, 2024. Class B shares are not entitled to participate in any dividends our Board may declare.

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

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Cancellations

In lieu of the payment of tax distributions by OpCo to the Company in excess of the Company’s then-current income tax obligation, OpCo and the Company cancelled OpCo Units held by Class B shareholders, along with a corresponding number of Class B shares. The number of cancelled OpCo Units was determined based on the Company’s volume weighted average Class A share price for the 10 consecutive trading days ending on and including the last full trading day immediately prior to the relevant tax distribution date.

	Three Months Ended March 31,
Class B Share Cancellations Due to Tax Distributions	2026	2025
First Quarter	73,141	34,674
Total	73,141	34,674

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$3,341	$5,910	$0.12
Total		$3,341	$5,910
2025:
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Total		$2,326	$5,319
(1)
Excludes the Company.

	Three Months Ended March 31,
Tax Distributions to OpCo Unitholders(1)	2026	2025
First Quarter	$5,413	$5,821
Total	$5,413	$5,821
(1)
Excludes the Company.

On May 5, 2026, our board of directors declared a dividend on our Class A shares of $0.12 per share, payable on June 18, 2026 to shareholders of record as of June 4, 2026 and a corresponding required cash distribution to OpCo unitholders.

On May 5, 2026, our board of directors approved a payment for tax distributions from OpCo to OpCo unitholders (other than the Company) in the amount of $9.3 million. This amount is inclusive of OpCo unitholders’ (other than the Company) pro rata share of estimated federal income tax and an additional tax distribution in excess of the Company’s then-current income tax obligation as provided for under the OpCo LLC Agreement. This amount is expected to be paid during the second quarter of 2026.

9.
Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense is shown below. Share-based compensation expense related to incentive units allocated to the Company is recognized as a deemed non-cash contribution to shareholders’ equity on the condensed consolidated balance sheets. Substantially all share-based compensation expense is included in general and administrative expense on the condensed consolidated statements of operations.

	Three Months Ended March 31,
	2026	2025
Incentive Units	$9,002	$8,945
Restricted Share Units	2,262	2,195
Total share-based compensation expense	$11,264	$11,140

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Incentive Units

A summary of Incentive Unit activity during the three months ended March 31, 2026 is shown in the following table:

	Incentive Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	30,220	$5,144
Granted	-	-
Forfeited	(22)	7,904
Outstanding at March 31, 2026	30,198	$5,142	0.73

As of March 31, 2026, remaining unrecognized compensation expense for the Incentive Units was $36.1 million, which the Company expects to recognize over a weighted average remaining period of approximately 1.3 years.

Restricted Share Units

Under the LandBridge Company LLC Long Term Incentive Plan, participants were granted restricted share units (“RSUs”) which are subject to graded vesting generally ranging from one to three years. The fair value of the awards is based on our Class A share price on the date of grant with compensation expense recognized on a straight-line basis over the applicable vesting period.

A summary of RSU activity during the three months ended March 31, 2026 is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	537,481	$33.96
Granted	270	55.38
Forfeited	(363)	55.08
Vested	(1,073)	63.63
Nonvested at March 31, 2026	536,315	$33.90

As of March 31, 2026, remaining unrecognized compensation expense for the RSUs was $11.6 million, which the Company expects to recognize over a weighted average remaining period of approximately 1.5 years.

10.
Earnings Per Share

The Company’s unvested RSUs are deemed to be participating securities; therefore, the Company applies the two-class method for the calculation of basic earnings per share (“EPS”) for the Class A shares. Diluted EPS attributable to Class A shares is calculated under both the two-class method and the treasury stock method, and the more dilutive of the two calculations is presented.

Class B shares are considered potentially dilutive of Class A shares because they are convertible into Class A shares on a one-for-one basis; therefore, the Company applies the if-converted method for the calculation of diluted EPS for the Class A shares.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2026	2025
Numerator
Net income	$17,868	$15,459
Less: Net income attributable to noncontrolling interest	9,153	8,995
Net income attributable to LandBridge Company LLC	8,715	6,464
Less: Earnings allocated to participating securities	165	202
Basic net income attributable to LandBridge Company LLC	$8,550	$6,262
Plus: Net income attributable to noncontrolling interest	9,153	8,995
Plus: Undistributed earnings reallocation adjustment to participating securities	-	1
Diluted net income attributable to shareholders	$17,703	$15,258

Denominator
Basic weighted average shares outstanding	27,838,580	23,255,419
Dilutive Class B shares outstanding	49,240,351	53,209,359
Diluted weighted average shares outstanding	77,078,931	76,464,778

Basic net income per share of Class A shares	$0.31	$0.27
Diluted net income per share of Class A shares	$0.23	$0.20

Class B shares outstanding as of March 31, 2026 and 2025 were determined to be dilutive and have been included in the computation of diluted net income per share. In addition, weighted-average RSUs of 537,277 and 750,600 were evaluated under the treasury stock method for potentially dilutive effects and were determined to be anti-dilutive for the three months ended March 31, 2026 and 2025, respectively, and have been excluded from the computation of diluted net income per share.

11.
Related Party Transactions

		Three Months Ended March 31,
	Financial Statements Location	2026	2025
Revenues - Related Party
Affiliate facility access agreements	Surface use royalties	$11,041	$6,915
Lease development agreement	Easements and other surface-related revenues	2,580	-
Affiliate facility access agreements	Easements and other surface-related revenues	583	2,332
Affiliate facility access agreements	Resource royalties	1,274	2,847
Affiliate facility access agreements	Resource sales	205	185
		$15,683	$12,279

		March 31,	December 31,
	Financial Statements Location	2026	2025
Accounts Receivable - Related Party
Affiliate facility access agreements	Related party accounts receivable	$5,162	$4,945
Lease development agreement	Related party accounts receivable	2,580	-
		$7,742	$4,945

Accounts Payable - Related Party
Shared services agreement	Related party accounts payable	$972	$781

Shared Services Agreement

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company is party to a services agreement with WaterBridge Operating LLC (“WaterBridge Operating”), an affiliate of the Company, and other affiliates pursuant to which the Company receives common management and general, administrative, overhead and operating services in support of the Company’s operations and development activities. The Company reimburses all fees incurred by WaterBridge Operating or its affiliates for services provided to the Company under the agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting the Company. For shared expenses paid on behalf of the Company, the costs are directly allocated to the Company based on its pro rata share of the expenses. For the three months ended March 31, 2026 and 2025, the Company paid approximately $3.2 million and $3.0 million for the shared services and direct cost reimbursements, respectively.

Affiliate Facility Access Agreements

DBR Land LLC, a Delaware limited liability company and subsidiary of the Company (“DBR”), is party to facility access, surface use agreements and easements and rights-of-way with subsidiaries of WaterBridge Infrastructure LLC (“WaterBridge”). Under these agreements, the Company has granted such subsidiaries of WaterBridge certain rights to construct, operate and maintain produced water, brackish water and waste reclamation facilities on our land, as applicable, in the ordinary course of business. Each of these agreements includes a standard fee schedule and provision for specified surface use activities. Each of these agreements also includes a provision for royalties related to certain specified activities.

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), our legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the three months ended March 31, 2026 and 2025 the Company paid reimbursements to Five Point of $0.1 million, respectively.

PowerBridge Lease Development Agreement

DBR is party to a lease development agreement with PowerBridge LLC, a portfolio company of Five Point (“PowerBridge”). The lease development agreement provides PowerBridge the option to lease up to approximately 3,400 acres of land in Reeves County, Texas, for the development of one or more data centers, including power generation facilities. The initial option period expires March 2027, which will automatically extend for up to two additional one year periods until terminated by PowerBridge. In connection with the lease development agreement, PowerBridge agreed to pay a non-refundable option fee of $2.6 million, which is included under the line item Easements and other surface-related revenues - related party on the condensed consolidated statements of operations for the three months ended March 31, 2026. The Company recognized the non-refundable option fee upon execution of the agreement when the acreage was made available and the right of use was granted to PowerBridge; at which time the Company’s performance obligation was satisfied. The lease development agreement also provides for additional option fees payable by PowerBridge in connection with the extended option terms.

12.
Subsequent Events

During April 2026, the Company used cash on hand to acquire approximately 4,700 surface acres in Reeves County from a private third-party seller for total purchase consideration of $4.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) and notes thereto in Part I, Item 1. “Financial Statements” of this Quarterly Report.

The following discussion contains “forward-looking statements” reflecting our current expectations, future plans, estimates, beliefs and assumptions concerning events and financial trends that may be outside our control and may affect our future results of operations, cash flows and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, which include those factors discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Risk Factors” in the 2025 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, actual results may differ materially from such forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

Land is a fundamental requirement for the development and production of energy and the construction and operation of critical infrastructure. As of March 31, 2026, we owned or managed more than 315,000 surface acres in the Delaware Basin and adjacent Central Basin Platform sub-regions in the prolific Permian Basin, which is the most active area for oil and gas exploration and development in the United States. Access to expansive surface acreage is necessary for oil and natural gas development, solar power generation, power storage, digital infrastructure and non-hazardous oilfield reclamation and solid waste facilities. Further, the significant industrial economy that exists to service and support energy and infrastructure development requires access to surface acreage to support those activities. Our strategy is to actively manage our land and resources to support and encourage energy and infrastructure development and other land uses that will generate long-term revenue and Free Cash Flow for us and returns to our shareholders.

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

Market Condition and Outlook

Over the last several years, the global economy and the oil and natural gas industry in particular has faced substantial volatility. This has been driven by geopolitical conflicts, domestic political uncertainties, the enactment of the OBBBA, potential U.S. and foreign tariffs, evolving international trade policies and conflicts, OPEC+ production decisions, persistent elevated inflation, higher interest rates and capital costs and continued industry consolidation. In the Delaware Basin, sustained high levels of exploration and production activity have led to labor shortages and supply chain disruptions. These challenges have directly impacted drilling, completion and production efforts by E&P companies. Additionally, volatility in commodity prices — particularly WTI crude oil and Henry Hub natural gas benchmarks, with especially pronounced volatility in realized prices at the Waha Hub — have influenced E&P operators’ development plans, rig counts and overall activity levels. More recently, the ongoing conflict in Iran, including the disruption of the global oil supply through the Strait of Hormuz, has significantly driven up commodity prices, increased inflationary pressures and increased the volatility of oil and gas prices globally, which may influence E&P operators’ drilling and production decisions.

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

First Quarter Results

Significant financial and operating highlights for the first quarter of 2026 include:

•
Revenues of $51.0 million, an increase of 16% as compared to the first quarter of 2025;
•
Net income of $17.9 million, an increase of 16% as compared to the first quarter of 2025;
•
Net income margin of 35%, which remained consistent with the first quarter of 2025;
•
Adjusted EBITDA(1) of $44.9 million, an increase of 16% as compared to the first quarter of 2025;
•
Adjusted EBITDA Margin(1) of 88%, which remained consistent with the first quarter of 2025;
•
Cash flow from operating activities of $41.1 million, an increase of 158% as compared to the first quarter of 2025;
•
Free Cash Flow(1) of $40.9 million, an increase of 158% as compared to the first quarter of 2025;
•
Operating cash flow margin of 81%, an increase of 125% as compared to the first quarter of 2025; and
•
Free Cash Flow Margin(1) of 80%, an increase of 122% as compared to the first quarter of 2025;
(1)
Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures along with reconciliations to the most comparable GAAP measures.

Factors Affecting the Comparability of Our Results of Operations

Our future results of operations may not be directly comparable to our historical results of operations for the periods presented, primarily for the reasons described below.

Acquisitions

Subsequent to the first quarter of 2025, we acquired approximately 39,000 acres, inclusive of approximately 12,000 leasehold acres and approximately 3,600 acres subject to a long-term management agreement, through various acquisitions including the 1918 Acquisition, which will impact the comparability of our results of operations. We expect to pursue opportunistic future land acquisitions that complement or expand our current land position, which may impact the comparability of our results.

Credit Facility and Notes

During November 2025, OpCo entered into the 2025 Revolving Credit Facility with available capacity of $275.0 million which matures on the earlier of (a) June 30, 2030, and (b) the date that is 91 days prior to the stated maturity of the Notes, if, on such date, the outstanding principal amount of the Notes is greater than $50 million.

Additionally, during November 2025, OpCo issued $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030.

Refer to Note 7 — Debt within the notes to our Unaudited Condensed Consolidated Financial Statements for additional information on our 2025 Revolving Credit Facility and Notes.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,		Variance
	2026	2025	Amount	Percent
Revenues:
Easements and other surface-related revenues	$14,763	$8,772	$5,991	68%
Surface use royalties	22,232	17,437	4,795	27%
Resource sales	5,430	7,351	(1,921)	(26%)
Resource royalties	5,543	7,005	(1,462)	(21%)
Oil and gas royalties	2,972	3,386	(414)	(12%)
Other	65	-	65	NM
Total revenues	51,005	43,951	7,054	16%

Resource sales-related expense	397	458	(61)	(13%)
Other operating and maintenance expense	1,269	1,127	142	13%
General and administrative expense	15,726	14,728	998	7%
Depreciation, depletion and amortization	4,425	2,601	1,824	70%
Other operating expense, net	10	-	10	NM
Operating income	29,178	25,037	4,141	17%

Interest expense	9,511	7,977	1,534	19%
Other loss	10	-	10	NM
Income from operations before taxes	19,657	17,060	2,597	15%
Income tax expense	1,789	1,601	188	12%
Net income	$17,868	$15,459	$2,409	16%

Total revenues. Total revenues increased by $7.1 million. Please see our discussion below regarding comparative period variances in revenue sources.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $6.0 million. The increase was primarily attributable to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $2.9 million, $2.6 million other surface income primarily related to a data center lease development agreement option period payment and $0.9 million related to road easements, partially offset by lower overhead electric easements of $0.2 million and surface and subsurface drilling location easements of $0.2 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Surface use royalties. Surface use royalties increased by $4.8 million. The increase was primarily attributable to increased produced water handling and associated skim oil royalties of $4.7 million and solid waste disposal and reclamation royalties of $0.1 million on our surface for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase associated with produced water handling royalties is primarily driven by a significant increase in produced water handling volume of approximately 311 Mbbl/d. The volume and associated revenue increase was primarily attributable to the 1918 Acquisition in 2025 coupled with organic growth on our overall surface acreage.

Resource sales. Resource sales decreased by $1.9 million. Brackish water sales decreased $2.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Brackish water sales volume decreased by 5.7 million barrels, or 47%, to 6.5 million barrels for the three months ended March 31, 2026, as compared to 12.2 million barrels for the three months ended March 31, 2025, partially offset by a per unit sales price increase of approximately 4%, primarily driven by the customer contract mix for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Caliche sales increased $0.8 million for the same comparative period, primarily due to construction of energy infrastructure assets in the areas surrounding our surface acreage.

Resource royalties. Resource royalties decreased by $1.5 million. The decrease was primarily attributable to lower brackish water royalties of $1.2 million and sand mine royalties of $0.3 million primarily related to lower throughput volumes.

	Three Months Ended March 31,		Variance
	2026	2025	Amount	Percent
General and administrative expense:
General and administrative expense, excluding share-based compensation	$4,528	$3,647	$881	24%
Share-based compensation	11,198	11,081	117	1%
Total general and administrative expense	$15,726	$14,728	$998	7%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $0.9 million. The increase was primarily attributable to increased professional services fees of $0.6 million primarily associated with legal expense related to commercial opportunities and personnel-related expenses of $0.3 million due to incremental personnel headcount for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $1.8 million. The increase was primarily attributable to amortization of intangibles acquired in the 1918 Acquisition during 2025.

	Three Months Ended March 31,		Variance
	2026	2025	Amount	Percent
Interest on debt	$8,946	$7,438	$1,508	20%
Debt issuance costs amortization and write offs	565	539	26	5%
Total interest expense	$9,511	$7,977	$1,534	19%

Interest expense. Interest expense, increased by $1.5 million. The increase was primarily attributable to a higher weighted average debt balance during the three months ended March 31, 2026, as compared to borrowings under our then-existing debt instruments for the three months ended March 31, 2025 partially offset by lower interest on the Notes and 2025 Revolving Credit Facility.

Non-GAAP Financial Measures

We use certain non-GAAP performance measures to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with GAAP. Although these non-GAAP financial and liquidity measures are important factors in assessing our operating results, profitability and performance they should not be considered in isolation or as a substitute for net income or gross margin or any other measures presented under GAAP.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are used by our management and by external users of our financial statements, such as investors, research analysts and others, to assess the financial performance of our assets over the long term to generate sufficient cash to return capital to equity holders or service indebtedness. We define Adjusted EBITDA as net income (loss) before interest; taxes; depreciation, depletion and amortization; share-based compensation; non-recurring transaction-related expenses; litigation settlements and expenses incurred outside of the ordinary course of business; debt modification and extinguishment costs; gains or losses on disposal of assets; and other non-cash or non-recurring expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenues.

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

	Three Months Ended March 31,
	2026	2025
Net income	$17,868	$15,459
Adjustments:
Depreciation, depletion and amortization	4,425	2,601
Interest expense	9,511	7,977
Income tax expense	1,789	1,601
EBITDA	33,593	27,638
Adjustments:
Share-based compensation - Incentive Units	9,002	8,945
Share-based compensation - RSUs	2,262	2,195
Adjusted EBITDA	$44,857	$38,778
Net income margin	35%	35%
Adjusted EBITDA Margin	88%	88%

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

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$41,120	$15,913
Net cash used in investing activities	(2,148)	(17,867)
Cash used in operating and investing activities	38,972	(1,954)
Adjustments:
Acquisitions	1,995	17,818
Proceeds from disposal of assets	(27)	(20)
Free Cash Flow	$40,940	$15,844
Operating cash flow margin (1)	81%	36%
Free Cash Flow Margin	80%	36%
(1)
Operating cash flow margin is calculated by dividing net cash provided by operating activities by total revenue.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from operating activities and, if required, proceeds from borrowings under the 2025 Revolving Credit Facility. Our primary liquidity and capital requirements will be for our operating expenses, servicing of our debt, the payment of dividends to our shareholders, general company needs and investing in our business, including the potential acquisition of additional surface acreage. Although we believe that we will be able to partially or fully fund our short-term and long-term capital expenditures, working capital requirements and other capital needs with cash on hand and cash flows from operating activities, we may elect to use borrowings under the 2025 Revolving Credit Facility to finance our operating and investing activities. Refer to Note 7 — Debt within the notes to our Unaudited Condensed Consolidated Financial Statements for more information.

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

As of March 31, 2026, the Company had $500.0 million of principal debt related to our 6.25% fixed-rate senior unsecured notes due 2030 and $45.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. As of March 31, 2026, the Company had $259.7 million of liquidity comprised of the $230.0 million of available borrowing capacity under the 2025 Revolving Credit Facility, and $29.7 million of cash and cash equivalents.

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$3,341	$5,910	$0.12
Total		$3,341	$5,910
2025:
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Total		$2,326	$5,319
(1)
Excludes the Company.

On May 5, 2026, our board of directors declared a dividend on our Class A shares of $0.12 per share, payable on June 18, 2026 to shareholders of record as of June 4, 2026, and a corresponding required cash distribution to OpCo unitholders.

On May 5, 2026, our board of directors approved a payment for tax distributions from OpCo to OpCo unitholders (other than the company) in the amount of $9.3 million. This amount is inclusive of OpCo unitholders’ (other than the Company) pro rata share of estimated federal income tax and an additional tax distribution in excess of the Company’s then-current income tax obligation as provided for under the OpCo LLC Agreement. This amount is expected to be paid during the second quarter of 2026.

Cash Flow

The following table summarizes our cash flow for the periods indicated:

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31,		Variance
	2026	2025	Amount	Percent
Condensed Consolidated Statement of Cash Flow Data:
Net cash provided by operating activities	$41,120	$15,913	25,207	158%
Net cash used in investing activities	(2,148)	(17,867)	15,719	88%
Net cash used in financing activities	(40,034)	(20,143)	(19,891)	(99%)
Net decrease in cash and cash equivalents	$(1,062)	$(22,097)	$21,035	95%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $25.2 million. The increase was attributable to cash flow related to higher net income, net of adjustment items, of $4.3 million and an increase in cash flow attributable to working capital accounts of $20.9 million. The increase in net income, net of adjustment items, is primarily attributable to revenue growth related to continued commercialization of acreage, partially offset by higher adjustment items primarily related to higher intangibles amortization associated with the 1918 Acquisition in 2025. The increase in cash flow from working capital accounts is attributable to changes in accounts receivable primarily due to timing of acquisitions and higher interest expense accruals related to higher debt balances primarily as a result of funding acquisitions in 2025.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $15.7 million. The decrease was primarily attributable to lower acquisition and acquisition-related expenditures for the three months ended March 31, 2026 of $2.0 million as compared to $17.8 million for the three months ended March 31, 2025. See Note 4 — Asset Acquisitions within the notes to our Financial Statements.

Net Cash Used in Financing Activities. Net cash used in financing activities increased $19.9 million primarily attributable to an increase of $19.5 million in debt repayments net of borrowings. For the three months ended March 31, 2026, cash used in financing activities primarily consisted of $14.7 million of dividends, dividend equivalents and distributions paid to shareholders and $25.2 million of debt repayments. For the three months ended March 31, 2025, cash used in financing activities primarily consisted of $13.6 million of dividends, dividend equivalents and distributions paid to shareholders, $5.8 million of debt repayments net of borrowings, and $0.6 million in offering costs.

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

The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the size of the acquisition opportunity, our cash flows from operating activities and our investing and financing activities. For the three months ended March 31, 2026 and 2025, we incurred $2.0 million and $17.8 million in acquisition-related capital expenditures, respectively.

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

Critical Accounting Estimates

The preparation of the Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted

For a summary of recently issued accounting pronouncements, refer to Note 2 — Summary of Significant Accounting Policies within the notes to our Unaudited Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2026, we had $45.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. We are obligated to pay interest at variable rates and other customary fees on borrowings under this facility. For the three months ended March 31, 2026, the 2025 Revolving Credit Facility had a weighted average interest rate of 6.07%.

As of March 31, 2026, we also had aggregate principal amounts outstanding of $500.0 million under the Notes. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Refer to Note 7 — Debt within the notes to our Unaudited Condensed Consolidated Financial Statements for more information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, would be expected to have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser repurchased any of our equity securities during the period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Trading Arrangements and policies.

During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1#+

Purchase, Sale and Contribution Agreement, dated October 3, 2025, by and among LandBridge Company LLC, DBR Land Holdings LLC, 1918 Ranch & Royalty, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-42150) filed with the SEC on November 12, 2025).

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

LandBridge Company LLC

Date:	May 6, 2026	By:	/s/ Jason Long
Jason Long
Chief Executive Officer