Form 10-Q
period 2026-06-30
LandBridge Co LLC
filed 2026-08-06
CIK 1995807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 28,404,484 Class A shares and 48,680,928 Class B shares representing limited liability company interests (“Class B shares”) outstanding.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this document, many of which are commonly used in the industry:

1918 Acquisition. The acquisition of approximately 37,500 total acres across Reeves, Loving, Winkler and Ward counties, Texas, and certain related assets from 1918 Ranch & Royalty, LLC, completed in November 2025.

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

E&P. Oil and natural gas exploration and production.

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

LBH Management Units. Prior to May 1, 2026, management incentive units consisted of time-based awards of profits interests in LandBridge Holdings. Effective May 1, 2026, LandBridge Holdings recapitalized all outstanding equity interests of LandBridge Holdings, including management incentive units, into a single class of equity consisting of common units representing equity interests in LandBridge Holdings.

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

WaterBridge. WaterBridge Infrastructure LLC, a Delaware limited liability company (NYSE: WBI; NYSE TX: WBI), and its subsidiaries.

Wolf Bone Ranch Acquisition. The acquisition of approximately 46,000 largely contiguous surface acres in the Southern Delaware Basin, completed in December 2024.

WTI. West Texas Intermediate, a grade of crude oil commonly used in reference to pricing for crude oil.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “assume,” “could,” “would,” “should,” “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events, using currently available information as to the outcome and timing of future events at the time such statements were made. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially and adversely from our expectations due to a number of factors, including, but not limited to:

•
our customers’ demand for and use of our land and resources;
•
the success of WaterBridge in executing its business strategies, including its ability to construct and operate water infrastructure assets, attract customers and operate successfully on our land;
•
our customers’ ability to develop our land or potential changes to our customers’ development plans, or any potential acquired acreage to accommodate any future surface use developments;
•
our ability to continue the payment of dividends;
•
our ability to enforce our SUAs and other agreements with our customers;
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
•
our reliance on a limited number of customers and on a particular region for substantially all of our revenues, including the potential consolidation of such customers within such region and the degree to which such consolidation may affect spending on U.S. drilling and completions in the near term;
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
•
our ability to successfully implement our growth plans, including through future acquisitions of acreage and/or the introduction of new revenue streams, the costs associated with such acquisitions and revenue streams, and the risk that we may not be able to integrate and/or realize the anticipated benefits therefrom;
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

•
the effects of changes in general economic, business or industry conditions and market volatility, including as a result of slowing growth, a potential economic recession, an elevated inflation rate, high interest rates, changes in U.S. and international trade policies and relations, and central bank policy, as well as associated liquidity risks;
•
condemnation proceedings affecting our land or our customers’ ability to access our lands;
•
our customers’ ability to obtain rights from neighboring landowners on economic terms, or at all, to gain access to our land or transport resources such as sand and brackish water, away from our land, to their point of end use;
•
uncertainty surrounding potential foreign, federal, state or local legal, regulatory and policy changes, including with respect to energy production, taxes, imposed or proposed tariffs and foreign trade policies, safety and surface uses, as well as the potential for general market volatility and regulatory uncertainty;
•
title defects in the acreage that we acquire;
•
the markets for surface acreage in the areas in which we operate and own or plan to own surface acreage, including pricing estimates, availability of land and our ability to acquire such land on favorable terms, or at all;
•
our ability to recruit and retain, or secure the services of, key management and other personnel and the allocation of resources between LandBridge and WaterBridge;
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
•
our ability to maintain leases and permits, including our ability to renew leases on state and federal leased land;
•
changes in state and federal land use policies that change or restrict our right to use state and federal leased land or increase the cost of such leases;
•
changes in effective tax rates, or adverse outcomes resulting from other tax increases or an examination of our income or other tax returns and tax inefficiencies;
•
the severity and duration of world health events, natural disasters or inclement or hazardous weather conditions, including cold weather, hurricanes, fires, droughts, earthquakes, flooding and tornadoes;
•
evolving cybersecurity risks, such as those involving unauthorized access, third-party provider defects and service failures, denial-of-service attacks, malicious software, data privacy breaches by employees or other service providers, insiders or others with authorized access, cyber or phishing attacks, ransomware, social engineering, physical breaches or other actions; and
•
other factors discussed elsewhere in this Quarterly Report, including in the section titled “Risk Factors.”

The forward-looking statements included in this Quarterly Report speak only as of the date of this report, represent management’s current reasonable expectations as of such date and are subject to the risks and uncertainties identified above as well as those described elsewhere in this Quarterly Report and in other reports and materials we file with the SEC. We cannot guarantee the accuracy of our forward-looking statements, and readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other reports and materials we file with the SEC, in particular, the items under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 7, 2026.

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

Item 1. Financial Statements (Unaudited)

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2026	2025
Current assets:
Cash and cash equivalents	$39,797	$30,741
Accounts receivable, net	17,618	19,363
Related party accounts receivable	9,878	4,945
Prepaid expenses and other current assets	3,487	4,766
Total current assets	70,780	59,815

Non-current assets:
Property, plant and equipment, net	1,092,750	1,084,450
Intangible assets, net	131,444	136,962
Deferred tax assets	79,059	80,973
Other assets	3,233	3,856
Total non-current assets	1,306,486	1,306,241
Total assets	$1,377,266	$1,366,056

Liabilities and equity
Current liabilities:
Accounts payable	$742	$562
Taxes payable	966	1,200
Related party accounts payable	1,062	781
Accrued liabilities	5,946	7,781
Current portion of long-term debt	194	692
Contract liabilities	818	1,263
Other current liabilities	7	7
Total current liabilities	9,735	12,286

Non-current liabilities:
Long-term debt, net of debt issuance costs	535,529	559,593
Other long-term liabilities	195	192
Total non-current liabilities	535,724	559,785
Total liabilities	545,459	572,071

Commitments and contingencies

Class A shares, unlimited shares authorized and 28,233,217 shares issued and outstanding as of June 30, 2026. Unlimited shares authorized and 27,838,199 shares issued and outstanding as of December 31, 2025.	318,073	317,069
Class B shares, unlimited shares authorized and 48,680,928 shares issued and outstanding as of June 30, 2026. Unlimited shares authorized and 49,250,916 shares issued and outstanding as of December 31, 2025.	-	-
Retained earnings	37,459	23,233
Total shareholders’ equity attributable to LandBridge Company LLC	355,532	340,302
Noncontrolling interest	476,275	453,683
Total shareholders’ equity	831,807	793,985
Total liabilities and equity	$1,377,266	$1,366,056

See accompanying notes to the condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Surface use royalties	$12,527	$9,019	$23,718	$19,540
Surface use royalties - related party	13,039	7,676	24,080	14,591
Easements and other surface-related revenues	19,948	14,271	31,548	20,711
Easements and other surface-related revenues - related party	6,655	3,248	9,818	5,581
Resource sales	5,622	5,456	10,847	12,622
Resource sales - related party	659	181	864	367
Resource royalties	4,119	3,841	8,388	7,999
Resource royalties - related party	697	1,107	1,971	3,953
Oil and gas royalties	3,574	2,734	6,546	6,120
Other	-	-	65	-
Total revenues	66,840	47,533	117,845	91,484

Resource sales-related expense	1,133	489	1,530	947
Other operating and maintenance expense	1,328	1,065	2,597	2,189
General and administrative expense	15,900	14,800	31,626	29,492
Depreciation, depletion and amortization	4,374	2,545	8,799	5,146
Other operating (income) expense, net	(53)	132	(43)	171
Operating income	44,158	28,502	73,336	53,539

Interest expense, net	9,190	7,879	18,701	15,856
Other expense, net	17	-	27	-
Income before income taxes	34,951	20,623	54,608	37,683
Income tax expense	3,902	2,148	5,691	3,749
Net income	31,049	18,475	48,917	33,934
Net income attributable to noncontrolling interest	18,762	10,973	27,915	19,968
Net income attributable to LandBridge Company LLC	$12,287	$7,502	$21,002	$13,966

Net income per share of Class A shares
Basic	$0.43	$0.30	$0.74	$0.57
Diluted	$0.40	$0.24	$0.63	$0.44
Weighted average shares outstanding of Class A shares
Basic	27,960,494	24,069,705	27,899,874	23,664,811
Diluted	76,991,052	76,394,121	77,034,749	76,429,063

See accompanying notes to the condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Class A		Class B		Retained Earnings	Non- controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2025	27,838,199	$317,069	49,250,916	$-	$23,233	$453,683	$793,985
Net income	-	-	-	-	8,715	9,153	17,868
Deemed non-cash contributions	-	-	-	-	-	9,002	9,002
RSU share-based compensation expense	-	817	-	-	-	1,445	2,262
Class A shares issued on vesting of RSUs, net of shares withheld for tax	1,030	(3)	-	-	-	-	(3)
Cancellation of Class B shares	-	-	(73,141)	-	-	-	-
Tax distributions	-	-	-	-	-	(5,413)	(5,413)
Dividends and distributions	-	-	-	-	(3,341)	(5,910)	(9,251)
RSU dividend equivalent rights	-	-	-	-	(23)	(41)	(64)
Changes in ownership interest adjustment	-	(1,702)	-	-	-	1,702	-
Tax impact of ownership interest adjustment	-	(270)	-	-	-	-	(270)
Balance at March 31, 2026	27,839,229	$315,911	49,177,775	$-	$28,584	$463,621	$808,116
Net income	-	-	-	-	12,287	18,762	31,049
Deemed non-cash contributions	-	-	-	-	-	8,964	8,964
RSU share-based compensation expense	-	827	-	-	-	1,449	2,276
Redemption of Class B shares to Class A shares	393,860	-	(393,860)	-	-	-	-
Class A shares issued on vesting of RSUs, net of shares withheld for tax	128	(4)	-	-	-	-	(4)
Cancellation of Class B shares	-	-	(102,987)	-	-	-	-
Tax distributions	-	-	-	-	-	(9,287)	(9,287)
Dividends and distributions	-	-	-	-	(3,388)	(5,854)	(9,242)
RSU dividend equivalent rights	-	-	-	-	(24)	(41)	(65)
Changes in ownership interest adjustment	-	1,339	-	-	-	(1,339)	-
Balance at June 30, 2026	28,233,217	$318,073	48,680,928	$-	$37,459	$476,275	$831,807

See accompanying notes to the condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

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

See accompanying notes to the condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$48,917	$33,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,799	5,146
Amortization of debt issuance costs	1,138	1,079
Share-based compensation	22,504	22,411
Deferred income tax expense	1,645	991
Other	(67)	6
Changes in operating assets and liabilities:
Accounts receivable	1,695	(5,342)
Related party accounts receivable	(4,933)	(591)
Prepaid expenses and other assets	997	(1,778)
Accounts payable	151	(42)
Related party accounts payable	280	96
Taxes payable	2,175	(1,831)
Accrued and other liabilities	(810)	(834)
Net cash provided by operating activities	82,491	53,245

Cash flows from investing activities
Acquisitions	(12,166)	(18,762)
Capital expenditures	(1,311)	(1,309)
Proceeds from disposal of assets	55	125
Net cash used in investing activities	(13,422)	(19,946)

Cash flows from financing activities
Proceeds from debt	-	10,000
Repayments of debt	(25,483)	(21,046)
Dividends, dividend equivalents and distributions paid	(33,322)	(37,923)
Debt issuance costs	(1,201)	(40)
Offering costs	-	(977)
Other	(7)	-
Net cash used in financing activities	(60,013)	(49,986)
Net increase (decrease) in cash and cash equivalents	9,056	(16,687)
Cash and cash equivalents - beginning of period	30,741	37,032
Cash and cash equivalents - end of period	$39,797	$20,345

See accompanying notes to the condensed consolidated financial statements

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all adjustments, consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Financial Statements should be read in conjunction with the Company’s annual audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). When necessary, certain reclassifications are made to prior period financial information to conform with current period presentation. All dollar amounts in the Financial Statements and tables in the notes are stated in thousands of dollars unless otherwise indicated.

Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

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

Segment Information

The Company operates in a single operating and reportable segment. All of our assets are located in the United States. Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defines characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company’s one segment approach is consistent with the reporting structure of the Company’s internal organization, as well as with the financial information used by the Company’s CODM. The Company’s CODM is the Chief Executive Officer who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with U.S. GAAP is net income, as presented on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Total expenditures for additions to long-lived assets are reported on the condensed consolidated statements of cash flows. The Company presents all of its significant segment expenses and other metrics which are regularly provided to the CODM and used by the CODM to make decisions regarding the Company’s business, including

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

resource allocation and performance assessment in the condensed consolidated statements of operations. The CODM does not receive additional expenses other than those presented within the condensed consolidated statements of operations.

Significant Accounting Policies

As of June 30, 2026, our significant accounting policies are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies included in Part II, Item 8 of our 2025 Form 10-K. There were no significant updates or revisions to our accounting policies during the three and six months ended June 30, 2026.

Recent Accounting Pronouncements Not Yet Adopted

In January 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03 and does not change its underlying disclosure requirements. ASU 2024-03 requires tabular disclosure of specified natural expenses within certain income statement expense captions, a qualitative description of amounts not separately disaggregated, and disclosure of our definition and total amount of selling expenses. We plan to adopt this guidance and comply with the disclosure requirements when it becomes mandatorily effective for annual periods beginning after December 15, 2026. The adoption of ASU 2024-03 is not expected to have any effect on the Company’s financial position, results of operations or cash flows as it modifies disclosure requirements only.

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

3.
Additional Financial Statement Information

The Company’s contract liabilities primarily relate to revenue sharing arrangements or other surface use agreements where the Company may receive payments from customers in advance of the related performance obligation being satisfied. During the six months ended June 30, 2026, the Company recognized revenue of $0.9 million related to contract liabilities that existed at the beginning of the period.

Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for income taxes	$1,865	$7,126
Cash paid for interest	$18,353	$15,093

4.
Asset Acquisitions

During the six months ended June 30, 2026, the Company acquired approximately 9,000 surface acres within our area of operations from private third-party sellers for total purchase consideration of $10.5 million, inclusive of transaction costs. The purchase consideration was attributed to land of $10.0 million and other assets of $0.5 million.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

5.
Property, Plant and Equipment

As of June 30, 2026 and December 31, 2025, property, plant and equipment, net of accumulated depreciation and depletion consisted of the following:

	June 30,	December 31,
	2026	2025
Oil and natural gas properties
Proved	$36,179	$36,179
Unproved	2,932	2,932
Total oil and natural gas properties	39,111	39,111
Land and land improvements	1,040,806	1,031,128
Water wells, pipelines, facilities, ponds and related equipment	31,164	29,981
Buildings, vehicles, equipment, furniture and other	8,215	7,778
Construction in progress	296	107
Total property, plant and equipment	1,119,592	1,108,105
Less: accumulated depreciation and depletion	(26,842)	(23,655)
Total property, plant and equipment, net	$1,092,750	$1,084,450

Depreciation and depletion expense attributable to property, plant and equipment are as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$1,095	$783	$2,160	$1,547
Depletion expense	521	622	1,122	1,319
Total depreciation and depletion expense	$1,616	$1,405	$3,282	$2,866

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

The calculation of the Company’s effective tax rate was as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$34,951	$20,623	$54,608	$37,683
Income tax expense	$3,902	$2,148	$5,691	$3,749
Effective tax rate	11.16%	10.42%	10.42%	9.95%

The effective tax rates for the three and six months ended June 30, 2026 and 2025 differed from the statutory rate of 21.0% primarily due to the income attributable to noncontrolling interest.

During June 2026, Stable Land Resources, LLC redeemed 393,860 OpCo Units (together with the cancellation of 393,860 Class B shares) acquired in connection with the 1918 Acquisition, for an equivalent amount of Class A shares. The redemption and exchange of these OpCo units is treated as a taxable purchase by the Company. As a result, the Company’s tax basis in OpCo increased and the Company recorded a deferred tax asset of $5.2 million. As substantially all of the increase in basis is attributable to nonamortizable

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

capital assets, the Company determined it is unlikely to realize the tax benefits and has recorded a $5.2 million valuation allowance against the created deferred tax asset. Because the deferred tax asset and associated valuation allowance arose in connection with a transaction between the Company and its shareholders, the initial deferred tax asset and associated valuation allowance are recorded in Class A shares on the condensed consolidated balance sheets.

7.
Debt

As of June 30, 2026 and December 31, 2025, debt consisted of the following:

	June 30,	December 31,
	2026	2025
Notes	$500,000	$500,000
2025 Revolving Credit Facility	45,000	70,000
Other	219	726
Total debt	545,219	570,726
Current portion of long-term debt	(194)	(692)
Unamortized debt issuance costs	(9,496)	(10,441)
Total long-term debt	$535,529	$559,593

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

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2026 and December 31, 2025, the carrying amount and fair value of the Notes are as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Notes	$500,000	$506,250	$500,000	$506,875
(1)
The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.

2025 Revolving Credit Facility

In November 2025, OpCo entered into a revolving credit agreement (the “2025 Revolving Credit Facility”) which provides for lender commitments of $275.0 million and matures on the earlier of (a) June 30, 2030, and (b) the date that is 91 days prior to the stated maturity of the Notes, if, on such date, the outstanding principal amount of the Notes is greater than $50 million (the “Maturity Date”). Borrowings under the 2025 Revolving Credit Facility are secured by a first-priority lien on substantially all assets of OpCo and its subsidiaries, and is also guaranteed by each of its subsidiaries. The weighted average interest rate on the total amount of borrowings under the 2025 Revolving Credit Facility for the three and six months ended June 30, 2026 was 5.81% and 5.96% respectively.

Short-term debt issuance costs of $0.6 million and $0.6 million associated with the 2025 Revolving Credit Facility Agreement as of June 30, 2026 and December 31, 2025, respectively, are deferred and presented in prepaid expenses and other current assets on the condensed consolidated balance sheets. Long-term debt issuance costs of $1.9 million and $2.2 million associated with the 2025 Revolving Credit Facility Agreement as of June 30, 2026 and December 31, 2025, respectively, are deferred and presented in other assets on the condensed consolidated balance sheets.

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

These covenants are subject to exceptions and qualifications provided in the 2025 Revolving Credit Facility, including the ability to make unlimited restricted payments subject to (i) a maximum net total leverage ratio of less than 4.50:1.00, (ii) minimum liquidity of 5% (with “liquidity” including unrestricted cash on hand of OpCo and its subsidiaries plus availability under the 2025 Revolving Credit Facility), and (iii) such other restricted payments customarily permitted for publicly traded companies with a similar market capitalization as the Company. As of June 30, 2026, the Company was in compliance with these debt covenants.

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

8.
Shareholders’ Equity

Shareholders’ Equity

Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders, except as otherwise required by applicable law or by the Company’s First Amended & Restated Limited Liability Company Agreement, dated as of July 1, 2024. Class B shares are not entitled to participate in any dividends the Company’s board of directors may declare.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Share Repurchase Program

On February 24, 2026, the Company’s board of directors approved a share repurchase program. The program permits the repurchase of up to $50 million of the Company’s Class A shares through December 2027. The shares may be repurchased from time to time in open market transactions, block trades, accelerated share repurchases, or privately negotiated transactions or by any combination of such methods. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s Class A shares, the market price of the Company’s Class A shares, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified or discontinued at any time without prior notice.

Redemptions

On June 3, 2026, Stable Land Resources, LLC redeemed 393,860 OpCo Units (together with the cancellation of a corresponding number of Class B shares) for an equivalent number of Class A shares.

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

	Six Months Ended June 30,
Class B Share Cancellations Due to Tax Distributions	2026	2025
First Quarter	73,141	34,674
Second Quarter	102,987	79,686
Total	176,128	114,360

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$3,341	$5,910	$0.12
Second Quarter	June 4, 2026	3,388	5,854	$0.12
Total		$6,729	$11,764
2025:
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Second Quarter	June 5, 2025	2,515	5,124	$0.10
Total		$4,841	$10,443
(1)
Excludes the Company.

	Six Months Ended June 30,
Tax Distributions to OpCo Unitholders(1)	2026	2025
First Quarter	$5,413	$5,821
Second Quarter	9,287	16,650
Total	$14,700	$22,471
(1)
Excludes the Company.

On August 4, 2026, the Company’s board of directors declared a dividend on our Class A shares of $0.12 per share, payable on September 10, 2026 to shareholders of record as of August 27, 2026 and a corresponding required cash distribution to OpCo unitholders.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

On August 4, 2026, the Company’s board of directors, acting on behalf of the Company in its capacity as of the Managing Member of OpCo, approved a payment for tax distributions from OpCo to OpCo unitholders (other than the Company) in the amount of $8.1 million. This amount is inclusive of OpCo unitholders’ (other than the Company) pro rata share of estimated federal income tax liability and an additional tax distribution in excess of the Company’s then-current income tax obligation as provided for under the OpCo LLC Agreement. This amount is expected to be paid during the third quarter of 2026.

9.
Share-Based Compensation

A summary of the Company’s aggregate share-based compensation expense is shown below. Share-based compensation expense related to LBH Management Units (defined below) that is allocated to the Company is recognized as a deemed non-cash contribution to shareholders’ equity on the condensed consolidated balance sheets. Substantially all share-based compensation expense is included in general and administrative expense on the condensed consolidated statements of operations.

Prior to May 1, 2026, management incentive units consisted of time-based awards of profits interests in LandBridge Holdings (“LBH Incentive Units”). Effective May 1, 2026, LandBridge Holdings recapitalized all outstanding equity interests of LandBridge Holdings, including profits interests, into a single class of equity (the “Recapitalization”) consisting of common units representing equity interests in LandBridge Holdings (collectively with LBH Incentive Units, the “LBH Management Units”). The Recapitalization did not modify (i) any of the inputs used in determining the fair-value-based measurement of the awards, (ii) the vesting conditions, vesting schedules or other substantive terms of the awards, and (iii) the equity classification of the awards. Accordingly, the Company determined the Recapitalization did not constitute a modification under ASC 718-20-35 and no incremental compensation cost was recognized.

Any actual cash expense associated with LBH Management Units will be borne solely by LandBridge Holdings and not the Company. LBH Management Units are not dilutive of public ownership.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LBH Management Units	$8,964	$9,044	$17,966	$17,989
Restricted Share Units	2,276	2,227	4,538	4,422
Total share-based compensation expense	$11,240	$11,271	$22,504	$22,411

Subsequent to the Recapitalization discussed above the LBH Incentive Units are no longer outstanding as of June 30, 2026. However, the LandBridge Holdings common units will continue to vest under the existing terms, and therefore the Company will continue to recognize the associated share-based compensation expense. As of June 30, 2026, remaining unrecognized compensation expense for the LBH Management Units was $27.0 million, which the Company expects to recognize over a weighted average remaining period of approximately 1.2 years.

Restricted Share Units

Under the LandBridge Company LLC Long Term Incentive Plan, participants were granted restricted share units (“RSUs”) which are subject to graded vesting generally ranging from one to three years. The fair value of the awards is based on the Company’s Class A share price on the date of grant with compensation expense recognized on a straight-line basis over the applicable vesting period.

A summary of RSU activity during the six months ended June 30, 2026 is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	537,481	$33.96
Granted	270	$55.38
Forfeited	(1,027)	$55.08
Vested	(1,255)	$62.39
Nonvested at June 30, 2026	535,469	$33.86

As of June 30, 2026, remaining unrecognized compensation expense for the RSUs was $9.3 million, which the Company expects to recognize over a weighted average remaining period of approximately 1.3 years.

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

Class B shares are considered potentially dilutive of Class A shares because Class B shares are convertible into Class A shares on a one-for-one basis; therefore, the Company applies the if-converted method for the calculation of diluted EPS for the Class A shares.

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2026	2025	2026	2025
Numerator
Net income	$31,049	$18,475	$48,917	$33,934
Less: Net income attributable to noncontrolling interest	18,762	10,973	27,915	19,968
Net income attributable to LandBridge Company LLC	12,287	7,502	21,002	13,966
Less: Earnings allocated to participating securities	231	225	396	428
Basic net income attributable to LandBridge Company LLC	$12,056	$7,277	$20,606	$13,538
Plus: Net income attributable to noncontrolling interest	18,762	10,973	27,915	19,968
Plus: Undistributed earnings reallocation adjustment to participating securities	(24)	(6)	(24)	(6)
Diluted net income attributable to shareholders	$30,794	$18,244	$48,497	$33,500

Denominator
Basic weighted average shares outstanding	27,960,494	24,069,705	27,899,874	23,664,811
Dilutive Class B shares outstanding	49,030,558	52,324,416	49,134,875	52,764,252
Diluted weighted average shares outstanding	76,991,052	76,394,121	77,034,749	76,429,063

Basic net income per share of Class A shares	$0.43	$0.30	$0.74	$0.57
Diluted net income per share of Class A shares	$0.40	$0.24	$0.63	$0.44

Class B shares outstanding as of June 30, 2026 and 2025 were determined to be dilutive and have been included in the computation of diluted net income per share. In addition, weighted-average RSUs were evaluated under the treasury stock method for potentially dilutive effects. For the three and six months ended June 30, 2026, weighted-average RSUs of 535,760 and 536,515, respectively, were determined to be anti-dilutive and have been excluded from the computation of diluted net income per share. For the three and six months ended June 30, 2025, weighted-average RSUs of 752,206 and 751,407, respectively, were determined to be anti-dilutive and have been excluded from the computation of diluted net income per share.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

11.
Related Party Transactions

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial Statements Location	2026	2025	2026	2025
Revenues - Related Party
Affiliate facility access agreements	Surface use royalties	$13,039	$7,676	$24,080	$14,591
Lease development agreement	Easements and other surface-related revenues	-	-	2,580	-
Affiliate facility access agreements	Easements and other surface-related revenues	6,655	3,248	7,238	5,581
Affiliate facility access agreements	Resource royalties	697	1,107	1,971	3,953
Affiliate facility access agreements	Resource sales	659	181	864	367
		$21,050	$12,212	$36,733	$24,492

		June 30,	December 31,
	Financial Statements Location	2026	2025
Accounts Receivable - Related Party
Affiliate facility access agreements	Related party accounts receivable	$9,878	$4,945

Accounts Payable - Related Party
Shared services agreement	Related party accounts payable	$1,062	$781

Shared Services Agreement

The Company is party to a services agreement with WaterBridge Infrastructure LLC (“WaterBridge”), an affiliate of the Company, pursuant to which the Company receives common management and general, administrative, overhead and operating services in support of the Company’s operations and development activities. The Company reimburses all fees incurred by WaterBridge for services provided to the Company under the agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting the Company. For shared expenses paid on behalf of the Company, the costs are directly allocated to the Company based on its pro rata share of the expenses. For the three months ended June 30, 2026 and 2025, the Company paid approximately $2.8 million and $2.6 million for the shared services and direct cost reimbursements, respectively. For the six months ended June 30, 2026 and 2025, the Company paid approximately $6.0 million and $5.6 million for the shared services and direct cost reimbursements, respectively.

Affiliate Facility Access Agreements

DBR Land LLC, a Delaware limited liability company and subsidiary of the Company (“DBR”), is party to facility access, surface use agreements and easements and rights-of-way with subsidiaries of WaterBridge. Under these agreements, the Company has granted WaterBridge certain rights to construct, operate and maintain produced water, brackish water and environmental waste management facilities on the Company’s land, as applicable, in the ordinary course of business. Each of these agreements includes a standard fee schedule and provision for specified surface use activities. Each of these agreements also includes a provision for royalties related to certain specified activities.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), the Company’s legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the three months ended June 30, 2026 and 2025 the Company paid reimbursements to Five Point of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025 the Company paid reimbursements to Five Point of $0.3 million and $0.2 million, respectively.

PowerBridge Lease Development Agreement

DBR is party to a lease development agreement with PowerBridge LLC, a portfolio company of Five Point (“PowerBridge”). The lease development agreement provides PowerBridge the option to lease up to approximately 3,400 acres of land in Reeves County, Texas, for the development of one or more data centers, including power generation facilities. The initial option period expires March 2027, which will automatically extend for up to two additional one-year periods until terminated by PowerBridge. In connection with the lease development agreement, PowerBridge paid a non-refundable option fee of $2.6 million during the first quarter of 2026, which is included under the line item Easements and other surface-related revenues - related party on the condensed consolidated statements of operations. The Company recognized the non-refundable option fee upon execution of the agreement when the acreage was made available and the right of use was granted to PowerBridge; at which time the Company’s performance obligation was satisfied. The lease development agreement also provides for additional option fees payable by PowerBridge in connection with the extended option terms.

12.
Subsequent Events

On August 4, 2026, OpCo entered into an amendment (the “Amendment”) to the 2025 Revolving Credit Facility to increase its aggregate revolving commitments from $275.0 million to $375.0 million through the exercise in full of the incremental commitment capacity available under the 2025 Revolving Credit Facility. Concurrently, the Amendment re-established an incremental commitment capacity of up to an additional $100.0 million, which may be exercised by OpCo from time to time, subject to the receipt of additional lender commitments and the satisfaction of the other conditions set forth in the 2025 Revolving Credit Facility.

The Amendment also reduced the applicable margins and letter of credit fees by 0.25%. As amended, Term SOFR Loans bear interest at Term SOFR for the applicable tenor plus a leverage-based applicable margin between 1.75% and 2.75% per annum, and Base Rate Loans bear interest at the applicable base rate plus a leverage-based applicable margin between 0.75% and 1.75% per annum.

Except as described above, the other material terms of the 2025 Revolving Credit Facility, including the Maturity Date, the commitment fee and the financial and other covenants, remained unchanged.

Additionally, on August 4, 2026, the Company agreed to acquire approximately 560 surface acres within our area of operations for total consideration of approximately $20 million. The Company expects to fund the transaction through a combination of borrowings incurred under the 2025 Revolving Credit Facility and cash on hand. The transaction is expected to close during the third quarter of 2026, concurrently with the acquisition by WaterBridge of an environmental waste management facility located on such lands, subject to customary closing conditions and receipt of all required consents and approvals. Concurrent with such acquisition, WaterBridge and LandBridge will enter into a long-term surface use agreement for the operation of the environmental waste management facility on such lands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, the audited consolidated financial statements and related notes in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (the “2025 Form 10‑K”) and the accompanying unaudited condensed consolidated financial statements (“Financial Statements”) and notes thereto in “Part I — Item 1. Financial Statements” of this Quarterly Report.

The following discussion contains “forward-looking statements” reflecting our current expectations, future plans, estimates, beliefs and assumptions concerning events and financial trends that may be outside our control and may affect our future results of operations, cash flows and financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, which include those factors discussed below and elsewhere in this Quarterly Report, particularly in the sections titled “Part I — Item 1A. Risk Factors” in the 2025 Form 10-K and “Cautionary Note Regarding Forward-Looking Statements,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, actual results may differ materially from such forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

Land is a fundamental requirement for the development and production of energy and the construction and operation of critical infrastructure. As of June 30, 2026, we owned or managed more than 325,000 surface acres in the Delaware Basin and adjacent Central Basin Platform sub-regions in the prolific Permian Basin, which is the most active area for oil and gas exploration and development in the United States. Access to expansive surface acreage is necessary for oil and natural gas development, solar power generation, power storage, digital infrastructure and non-hazardous oilfield reclamation and solid waste facilities. Further, the significant industrial economy that exists to service and support energy and infrastructure development requires access to surface acreage to support those activities. Our strategy is to actively manage our land and resources to support and encourage energy and infrastructure development and other land uses that will generate long-term revenue and Free Cash Flow for us and returns to our shareholders.

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

Recent Developments

On August 4, 2026, OpCo entered into an amendment (the “Amendment”) to the 2025 Revolving Credit Facility to increase its aggregate revolving commitments from $275.0 million to $375.0 million through the exercise in full of the incremental commitment capacity available under the 2025 Revolving Credit Facility. Concurrently, the Amendment re-established an incremental commitment capacity of up to an additional $100.0 million, which may be exercised by OpCo from time to time, subject to the receipt of additional lender commitments and the satisfaction of the other conditions set forth in the 2025 Revolving Credit Facility.

The Amendment also reduced the applicable margins and letter of credit fees by 0.25%. As amended, Term SOFR Loans bear interest at Term SOFR for the applicable tenor plus a leverage-based applicable margin between 1.75% and 2.75% per annum, and Base Rate Loans bear interest at the applicable base rate plus a leverage-based applicable margin between 0.75% and 1.75% per annum.

Except as described above, the other material terms of the 2025 Revolving Credit Facility, including the Maturity Date, the commitment fee and the financial and other covenants, remained unchanged.

Additionally, on August 4, 2026, the Company agreed to acquire approximately 560 surface acres within our area of operations for total consideration of approximately $20 million. The Company expects to fund the transaction through a combination of borrowings incurred under the 2025 Revolving Credit Facility and cash on hand. The transaction is expected to close in the third quarter of 2026, concurrently with the acquisition by WaterBridge of an environmental waste management facility located on such lands, subject to customary closing conditions and receipt of all required consents and approvals. Concurrent with such acquisition, WaterBridge and LandBridge will enter into a long-term surface use agreement for the operation of an environmental waste management facility on such lands. The acquisition, including the valuation and the surface use agreement, was approved by a conflicts committee of the Company’s board of directors consisting entirely of independent directors.

On June 15, 2026, we announced the Company’s board of directors formed a special committee of independent directors (the “Special Committee”) to evaluate a potential conversion from a Delaware limited liability company to a Texas corporation (the “Conversion and Redomestication”), primarily driven by index eligibility considerations. On August 4, 2026, our board of directors, upon the recommendation of the Special Committee, unanimously adopted resolutions (i) approving the Conversion and Redomestication and the plan of conversion (the “Plan of Conversion”), (ii) directing that the Plan of Conversion be submitted for shareholder approval and (iii) establishing a record date of August 14, 2026 for determination of shareholders entitled to vote thereon. LandBridge Holdings, which holds shares representing a majority of the total votes that may be cast generally in the election of directors by holders of all of our outstanding common shares, is expected to act by written consent, in lieu of a meeting of shareholders, to approve the Plan of Conversion on or promptly following such record date. We expect the Conversion and Redomestication to be completed during the third quarter of 2026, although we can provide no assurance that it will be completed or the timing thereof. In addition, there can be no assurance that if we are converted to a corporate entity, we will be included in any particular index or that any such index inclusion will generate the expected benefits.

We intend to file an Information Statement on Schedule 14C regarding the Conversion and Redomestication. For a more complete description of the Conversion and Redomestication, please read such Information Statement when it becomes available.

Market Condition and Outlook

The global economy and the oil and natural gas industry have continued to face substantial volatility. This has been driven by geopolitical conflicts, domestic political uncertainties, potential U.S. and foreign tariffs, evolving international trade policies and conflicts, OPEC+ production decisions, persistent elevated inflation, higher interest rates and capital costs and continued industry consolidation. In particular, the war between the United States and Iran has driven significant commodity price and inflation volatility during the first half of 2026. Sustained disruption in the Strait of Hormuz, a key global oil and petrochemical chokepoint, could materially increase commodity prices and shipping costs, while further de-escalation could cause prices to decline – either outcome may influence E&P operators’ drilling and production decisions. Given the unresolved nature of the Iran War, we cannot predict the extent or duration of related volatility or its ultimate impact on our business. Additionally, volatility in realized prices at the Waha Hub given gas takeaway constraints in the region may also influence E&P operators’ development plans, rig counts and overall activity levels. Elevated interest rates and a stronger U.S. dollar have also increased capital costs, which may further temper E&P operators’ spending despite elevated commodity prices.

Broader macroeconomic and policy developments and shifts in international trade policies (such as the imposition of tariffs or product restrictions), could impair our customers’ ability to secure raw materials, equipment or financing. This, in turn, may reduce their operational activity on or around our surface acreage in the Delaware Basin. Any escalation in U.S. trade disruptions or retaliatory measures from other nations could further adversely affect demand for our land.

Despite these challenges, we believe the outlook for energy and infrastructure development, particularly within the Permian Basin, remains positive. Notwithstanding volatility from the Iran War and broader geopolitical conditions, E&P activity in the Permian Basin, including the Delaware Basin, has remained largely resilient given favorable well economics. This continued development may be aided by President Trump’s various Executive Orders relating to energy production, which include expedited approvals for energy resource infrastructure as well as the removal of various impediments to the development of domestic energy resources, including oil and gas. We are well-positioned to benefit from the continued build out of supporting infrastructure in the region which will require access to surface acreage. In addition, we expect to benefit from advancements in alternative forms of energy. Alternative energy technologies often require access to material surface acreage and supporting infrastructure, which we are also well positioned to provide and facilitate.

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2026 include:

•
Revenues of $66.8 million, an increase of 41% as compared to the second quarter of 2025;
•
Net income of $31.0 million, an increase of 68% as compared to the second quarter of 2025;
•
Net income margin of 46% as compared to net income margin of 39% in the second quarter of 2025;
•
Adjusted EBITDA(1) of $59.8 million, an increase of 41% as compared to the second quarter of 2025;
•
Adjusted EBITDA Margin(1) of 89%, which remained consistent with the second quarter of 2025;
•
Cash flow from operating activities of $41.4 million, an increase of 11% as compared to the second quarter of 2025;
•
Free Cash Flow(1) of $40.2 million, an increase of 11% as compared to the second quarter of 2025;
•
Operating cash flow margin of 62%, a decrease of 22% as compared to the second quarter of 2025; and
•
Free Cash Flow Margin(1) of 60%, a decrease of 21% as compared to the second quarter of 2025.

(1)
Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Free Cash Flow Margin are non-GAAP financial measures. Refer to “Non-GAAP Financial Measures” for more information regarding these non-GAAP financial measures and reconciliations to the most comparable GAAP measures.

Operating cash flow margin and Free Cash Flow Margin for the second quarter of 2026 decreased primarily due to the semi-annual interest payment of $16.1 million paid during the quarter related to our senior unsecured notes.

Factors Affecting the Comparability of Our Results of Operations

Our future results of operations may not be directly comparable to our historical results of operations for the periods presented, primarily for the reasons described below.

Acquisitions

Subsequent to the second quarter of 2025, we acquired approximately 47,000 acres, inclusive of approximately 12,000 leasehold acres and approximately 3,600 acres subject to a long-term management agreement, through various acquisitions including the 1918 Acquisition, which will impact the comparability of our results of operations. We expect to pursue opportunistic future land acquisitions that complement or expand our current land position, which may impact the comparability of our results.

Credit Facility and Notes

In November 2025, OpCo entered into the 2025 Revolving Credit Facility with available capacity of $275.0 million which matures on the earlier of (a) June 30, 2030, and (b) the date that is 91 days prior to the stated maturity of the Notes, if, on such date, the outstanding principal amount of the Notes is greater than $50 million.

Additionally, in November 2025, OpCo issued $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030.

Refer to Note 7 — Debt within the notes to our unaudited condensed consolidated financial statements for additional information on our 2025 Revolving Credit Facility and Notes.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,		Variance
	2026	2025	Amount	Percent (1)
Revenues:
Surface use royalties	$25,566	$16,695	$8,871	53%
Easements and other surface-related revenues	26,603	17,519	9,084	52%
Resource sales	6,281	5,637	644	11%
Resource royalties	4,816	4,948	(132)	(3%)
Oil and gas royalties	3,574	2,734	840	31%
Total revenues	66,840	47,533	19,307	41%

Resource sales-related expense	1,133	489	644	132%
Other operating and maintenance expense	1,328	1,065	263	25%
General and administrative expense	15,900	14,800	1,100	7%
Depreciation, depletion and amortization	4,374	2,545	1,829	72%
Other (income) operating expense, net	(53)	132	(185)	(140%)
Operating income	44,158	28,502	15,656	55%

Interest expense	9,190	7,879	1,311	17%
Other expense, net	17	-	17	NM
Income before income taxes	34,951	20,623	14,328	69%
Income tax expense	3,902	2,148	1,754	82%
Net income	$31,049	$18,475	$12,574	68%

(1)
NM - Not meaningful.

Total revenues. Total revenues increased by $19.3 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $8.9 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was attributable to increased produced water handling and associated skim oil royalties on our surface. The increase associated with produced water handling royalties is primarily driven by a significant increase in produced water handling volume of approximately 622 MBbl/d. The volume and associated revenue increase was primarily attributable to the Wolf Bone Ranch Acquisition and the 1918 Acquisition coupled with organic growth on our overall Stateline surface acreage.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $9.1 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $10.8 million and $0.9 million in other surface easements partially offset by $2.6 million related to the expansion of an existing industrial waste facility surface use agreement during the three months ended June 30, 2025.

Resource sales. Resource sales increased by $0.6 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to caliche sales of $1.1 million due to construction of infrastructure assets in the areas surrounding our surface acreage partially offset by lower brackish water sales of $0.5 million. Brackish water sales volume decreased by 1.9 million barrels, or 17%, to 9.5 million barrels for the three months ended June 30, 2026, as compared to 11.4 million barrels for the three months ended June 30, 2025, partially offset by a per unit sales price increase of approximately 8%, primarily driven by the customer contract mix for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Oil and gas royalties. Oil and gas royalties increased by $0.8 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to higher realized commodity prices of $1.0 million due to higher oil and condensate prices partially offset by $0.2 million due to lower net royalty volumes resulting from natural production decline.

	Three Months Ended June 30,		Variance
	2026	2025	Amount	Percent (1)
General and administrative expense:
General and administrative expense, excluding share-based compensation	$4,726	$3,586	$1,140	32%
Share-based compensation	11,174	11,214	(40)	NM
Total general and administrative expense	$15,900	$14,800	$1,100	7%
(1)
NM - Not meaningful

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $1.1 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to increased corporate shared services allocation from WaterBridge of $0.4 million to support underlying growth of the business, increased professional services fees of $0.4 million primarily related to commercial opportunities, and personnel-related expenses of $0.2 million due to incremental personnel headcount.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $1.8 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to amortization of intangible assets acquired in the 1918 Acquisition during 2025.

	Three Months Ended June 30,		Variance
	2026	2025	Amount	Percent
Interest on credit facilities	$8,617	$7,340	$1,277	17%
Debt issuance costs amortization	573	539	34	6%
Total interest expense	$9,190	$7,879	$1,311	17%

Interest expense. Interest expense increased by $1.3 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to a higher weighted average debt balance during the three months ended June 30, 2026 partially offset by lower interest on the Notes and 2025 Revolving Credit Facility.

Income tax expense. Income tax expense increased by $1.8 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to higher taxable income, while the effective tax rate remained relatively consistent.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,		Variance
	2026	2025	Amount	Percent (1)
Revenues:
Surface use royalties	$47,798	$34,131	$13,667	40%
Easements and other surface-related revenues	41,366	26,292	15,074	57%
Resource sales	11,711	12,989	(1,278)	(10%)
Resource royalties	10,359	11,952	(1,593)	(13%)
Oil and gas royalties	6,546	6,120	426	7%
Other	65	-	65	NM
Total revenues	117,845	91,484	26,361	29%

Resource sales-related expense	1,530	947	583	62%
Other operating and maintenance expense	2,597	2,189	408	19%
General and administrative expense	31,626	29,492	2,134	7%
Depreciation, depletion and amortization	8,799	5,146	3,653	71%
Other (income) operating expense, net	(43)	171	(214)	(125%)
Operating income	73,336	53,539	19,797	37%

Interest expense	18,701	15,856	2,845	18%
Other expense, net	27	-	27	NM
Income before income taxes	54,608	37,683	16,925	45%
Income tax expense	5,691	3,749	1,942	52%
Net income	$48,917	$33,934	$14,983	44%
(1)
NM - Not meaningful.

Total revenues. Total revenues increased by $26.4 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $13.7 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was attributable to increased produced water handling and associated skim oil royalties of $13.6 million and solid waste disposal and reclamation royalties of $0.1 million on our surface. The increase associated with produced water handling royalties is primarily driven by a significant increase in produced water handling volume of approximately 468 MBbl/d. The volume and associated revenue increase was primarily attributable to the Wolf Bone Ranch Acquisition and 1918 Acquisition.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $15.1 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $13.9 million and road easements of $1.1 million.

Resource royalties. Resource royalties decreased by $1.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily attributable to lower brackish water royalties of $0.8 million and sand mine royalties of $0.8 million primarily related to lower throughput volumes. Brackish water royalty volume decreased by 3.7 million barrels, or 19%, to 15.8 million barrels for the six months ended June 30, 2026, as compared to 19.5 million barrels for the six months ended June 30, 2025, partially offset by a per unit royalty price increase of approximately 10%, primarily driven by the customer contract mix and minimum royalty payments for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

	Six Months Ended June 30,		Variance
	2026	2025	Amount	Percent (1)
General and administrative expense:
General and administrative expense, excluding share-based compensation	$9,254	$7,197	$2,057	29%
Share-based compensation	22,372	22,295	77	NM
Total general and administrative expense	$31,626	$29,492	$2,134	7%
(1)
NM - Not meaningful

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $2.1 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to increased professional services fees of $0.9 million primarily related to commercial opportunities, increased corporate shared services allocation from WaterBridge of $0.5 million to support underlying growth of the business, personnel-related expenses of $0.4 million due to incremental personnel headcount and $0.3 million due to insurance and other corporate expenses.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $3.7 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to amortization of intangibles acquired in the 1918 Acquisition during 2025.

	Six Months Ended June 30,		Variance
	2026	2025	Amount	Percent
Interest on credit facilities	$17,563	$14,777	$2,786	19%
Debt issuance costs amortization	1,138	1,079	59	5%
Total interest expense	$18,701	$15,856	$2,845	18%

Interest expense. Interest expense increased by $2.8 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to higher interest of $6.8 million due to a higher weighted average debt balance of $173.9 million, partially offset by lower interest of $4.3 million due to a lower weighted average interest rate on the Notes and 2025 Revolving Credit Facility.

Income tax expense. Income tax expense increased by $1.9 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to higher taxable income, while the effective tax rate remained relatively consistent.

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

The following table sets forth a reconciliation of net income and net income margin as determined in accordance with GAAP to Adjusted EBITDA and Adjusted EBITDA Margin for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$31,049	$18,475	$48,917	$33,934
Adjustments:
Depreciation, depletion and amortization	4,374	2,545	8,799	5,146
Interest expense, net	9,190	7,879	18,701	15,856
Income tax expense	3,902	2,148	5,691	3,749
EBITDA	48,515	31,047	82,108	58,685
Adjustments:
Share-based compensation - LBH Management Units	8,964	9,044	17,966	17,989
Share-based compensation - RSUs	2,276	2,227	4,538	4,422
Transaction-related expenses	-	135	-	135
Adjusted EBITDA	$59,755	$42,453	$104,612	$81,231
Net income margin	46%	39%	42%	37%
Adjusted EBITDA Margin	89%	89%	89%	89%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$41,371	$37,332	$82,491	$53,245
Net cash used in investing activities	(11,274)	(2,079)	(13,422)	(19,946)
Cash provided by operating and investing activities	30,097	35,253	69,069	33,299
Adjustments:
Acquisitions	10,171	944	12,166	18,762
Proceeds from disposal of assets	(28)	(105)	(55)	(125)
Free Cash Flow	$40,240	$36,092	$81,180	$51,936
Operating cash flow margin (1)	62%	79%	70%	58%
Free Cash Flow Margin	60%	76%	69%	57%
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

As of June 30, 2026, the Company had $500.0 million of principal debt related to our 6.25% fixed-rate senior unsecured notes due 2030 and $45.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. As of June 30, 2026, the Company had $269.8 million of liquidity comprised of the $230.0 million of available borrowing capacity under the 2025 Revolving Credit Facility and $39.8 million of cash and cash equivalents.

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$3,341	$5,910	$0.12
Second Quarter	June 4, 2026	3,388	5,854	$0.12
Total		$6,729	$11,764
2025:
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Second Quarter	June 5, 2025	2,515	5,124	$0.10
Total		$4,841	$10,443

On August 4, 2026, our board of directors declared a dividend on our Class A shares of $0.12 per share, payable on September 10, 2026 to shareholders of record as of August 27, 2026, and a corresponding required cash distribution to OpCo unitholders.

On August 4, 2026, our board of directors approved a payment for tax distributions from OpCo to OpCo unitholders (other than the Company) in the amount of $8.1 million. This amount is inclusive of OpCo unitholders’ (other than the Company) pro rata share of estimated federal income tax and an additional tax distribution in excess of the Company’s then-current income tax obligation as provided for under the OpCo LLC Agreement. This amount is expected to be paid during the third quarter of 2026.

Cash Flows

The following table summarizes our cash flow for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Variance
(in thousands)	2026	2025	Amount	Percent
Net cash provided by operating activities	$82,491	$53,245	$29,246	55%
Net cash used in investing activities	(13,422)	(19,946)	6,524	33%
Net cash used in financing activities	(60,013)	(49,986)	(10,027)	20%
Net increase (decrease) in cash and cash equivalents	$9,056	$(16,687)	$25,743	154%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $29.2 million. The increase was attributable to cash flow related to higher net income, net of adjustment items, of $19.4 million and an increase attributable to working capital accounts of $9.9 million. The increase in net income, net of adjustment items, is primarily attributable to revenue growth related to continued commercialization of acreage, partially offset by higher adjustment items primarily related to intangible asset amortization related to the 1918 Acquisition in 2025. The increase in cash flow attributable to working capital accounts was primarily attributable to the timing of collections.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $6.5 million. The decrease was primarily attributable to lower acquisition and acquisition-related expenditures for the six months ended June 30, 2026 of $12.2 million as compared to $18.8 million for the six months ended June 30, 2025. See Note 4 — Asset Acquisitions within the notes to our Financial Statements.

Net Cash Used In Financing Activities. Net cash used in financing activities increased $10.0 million. Net cash used in financing activities for the six months ended June 30, 2026 primarily consisted of $33.3 million of dividends, dividend equivalents and distributions paid to shareholders and $26.7 million of debt repayments and debt issuance cost. Net cash used in financing activities for six months ended

June 30, 2025 primarily consisted of $37.9 million of dividends, dividend equivalents and distributions paid to shareholders, $11.0 million of debt repayments, net of proceeds, and $1.0 million of offering costs paid related to the December 2024 private placement.

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

The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the size of the acquisition opportunity, our cash flows from operating activities and our investing and financing activities. For the three and six months ended June 30, 2026, we incurred $10.2 million and $12.2 million in acquisition-related capital expenditures, respectively.

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

Critical Accounting Estimates

The preparation of our Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in the 2025 Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted

For a summary of recently issued accounting pronouncements, refer to Note 2 — Summary of Significant Accounting Policies within the notes to our unaudited condensed consolidated financial statements.

Off Balance Sheet Arrangements

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

As of June 30, 2026, we had $45.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. We are obligated to pay interest at variable rates and other customary fees on borrowings under this facility. For the three and six months ended June 30, 2026, the 2025 Revolving Credit Facility had a weighted average interest rate of 5.81% and 5.96% respectively.

As of June 30, 2026, we also had aggregate principal amounts outstanding of $500.0 million under the Notes. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our unaudited condensed consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Refer to Note 7 — Debt within the notes to our unaudited condensed consolidated financial statements for more information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

This Quarterly Report should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K.

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

On August 4, 2026, OpCo entered into an amendment (the “Amendment”) to the 2025 Revolving Credit Facility to increase its aggregate revolving commitments from $275.0 million to $375.0 million through the exercise in full of the incremental commitment capacity available under the 2025 Revolving Credit Facility. Concurrently, the Amendment re-established an incremental commitment capacity of up to an additional $100.0 million, which may be exercised by OpCo from time to time, subject to the receipt of additional lender commitments and the satisfaction of the other conditions set forth in the 2025 Revolving Credit Facility.

The Amendment also reduced the applicable margins and letter of credit fees by 0.25%. As amended, Term SOFR Loans bear interest at Term SOFR for the applicable tenor plus a leverage-based applicable margin between 1.75% and 2.75% per annum, and Base Rate Loans bear interest at the applicable base rate plus a leverage-based applicable margin between 0.75% and 1.75% per annum.

Except as described above, the other material terms of the 2025 Revolving Credit Facility, including the Maturity Date, the commitment fee and the financial and other covenants, remained unchanged.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Trading arrangements and policies.

During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

10.1*	First Amendment to Credit Agreement, dated as of August 4, 2026, among DBR Land Holdings LLC, Texas Capital Bank, as administrative and collateral agent, and the lenders party thereto.
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

LandBridge Company LLC

Date:	August 5, 2026	By:	/s/ Jason Long
Jason Long
Chief Executive Officer