Form 10-Q
period 2026-09-30
LandBridge Corp
filed 2026-11-05
CIK 1995807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42150

LandBridge Corporation

(Exact Name of Registrant as Specified in its Charter)

Texas	93-3636146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5555 San Felipe Street, Suite 1200 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 230-8864

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	LB	New York Stock Exchange
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

As of November 4, 2026, the registrant had 29,655,809 shares of Class A Common Stock, par value $0.001 per share outstanding and 47,356,800 shares of Class B Common Stock, par value $0.001 per share outstanding.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this document, many of which are commonly used in the industry:

1918 Acquisition. The acquisition of approximately 37,500 total acres across Reeves, Loving, Winkler and Ward counties, Texas, and certain related assets from 1918 Ranch & Royalty, LLC, completed in November 2025.

Alpha Digital Campus. A giga-scale data center campus in Reeves County, Texas, with up to 2 gigawatts of initial co-located power generation under development by PowerBridge and its power partners.

Bbl. One barrel of volume used for measuring oil.

Brackish water. Water with salinity levels between seawater and freshwater.

Completion. The process of preparing a well for the production of oil and gas by injecting high-pressure fluids mixed with proppants to create fractures in reservoir rock to enhance permeability.

Conversion and Redomestication. Effective on October 13, 2026, LandBridge Company LLC, a Delaware limited liability company, completed its conversion to LandBridge Corporation, a Texas corporation, pursuant to a plan of conversion effected under the Delaware Limited Liability Company Act and the Texas Business Organizations Code.

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

LandBridge. LandBridge Company LLC, a Delaware limited liability company (NYSE: LB, NYSE TX: LB), and its subsidiaries, for the periods prior to the Conversion and Redomestication and LandBridge Corporation, a Texas corporation (NYSE: LB, NYSE TX: LB), and its subsidiaries, for the periods after the Conversion and Redomestication.

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

MBbls. One thousand barrels.

MBbl/d. One thousand barrels per day.

Mineral interest. Real property interests that grant ownership of oil and natural gas under a tract of land and the rights to explore for, develop, and produce oil and natural gas on that land or to lease those exploration and development rights to a third party.

OpCo. DBR Land Holdings LLC, a Delaware limited liability company.

Operator. The individual or company responsible for the development and/or production of an oil or natural gas well.

Permian Basin. A large sedimentary basin located in West Texas and southeastern New Mexico.

PowerBridge. PowerBridge LLC, a portfolio company of Five Point.

Produced water. Water produced from an oil and natural gas well alongside crude oil and natural gas.

Produced water handling facilities. Facilities utilized for the treatment, handling and disposal of produced water.

Royalty. A real property interest that entitles the owner to the right to receive a portion of the production (or the proceeds therefrom) produced from the underlying real property or a payment for the use of such underlying real property, and does not require the owner to pay any portion of the production or development costs.

Stateline Position. Our surface acreage located primarily in Loving, Reeves and Winkler counties, Texas, and Lea County, New Mexico, near and along the Texas-New Mexico state border.

SUAs. Surface use agreements.

WaterBridge. WaterBridge Infrastructure LLC, a Delaware limited liability company (NYSE: WBI; NYSE TX: WBI), and its subsidiaries.

Wolf Bone Ranch Acquisition. The acquisition of approximately 46,000 largely contiguous surface acres in the Southern Delaware Basin, completed in December 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “assume,” “could,” “would,” “should,” “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “forecast,” “may,” “objective,” “plan,” “budget” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events, using currently available information as to the outcome and timing of future events at the time such statements were made. Such statements are subject to a number of assumptions, risks and uncertainties, many of which are beyond our control. Consequently, actual future results could differ materially and adversely from our expectations due to a number of factors, including, but not limited to:

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

The forward-looking statements included in this Quarterly Report speak only as of the date of this report, represent management’s current reasonable expectations as of such date and are subject to the risks and uncertainties identified above as well as those described elsewhere in this Quarterly Report and in other reports and materials we file with the SEC. We cannot guarantee the accuracy of our forward-looking statements, and readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other reports and materials we file with the SEC, in particular, the items under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) and our Quarterly Reports on Form 10-Q.

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

Item 1. Financial Statements (Unaudited)

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$16,775	$30,741
Accounts receivable, net	30,154	19,363
Related party accounts receivable	11,211	4,945
Prepaid expenses and other current assets	5,436	4,766
Total current assets	63,576	59,815

Non-current assets:
Property, plant and equipment, net	1,360,108	1,084,450
Intangible assets, net	129,176	136,962
Deferred tax assets	92,724	80,973
Other assets	3,909	3,856
Total non-current assets	1,585,917	1,306,241
Total assets	$1,649,493	$1,366,056

Liabilities and equity
Current liabilities:
Accounts payable	$713	$562
Related party accounts payable	1,219	781
Taxes payable	2,169	1,200
Accrued liabilities	16,415	7,781
Current portion of long-term debt	29	692
Contract liabilities	1,552	1,263
Other current liabilities	733	7
Total current liabilities	22,830	12,286

Non-current liabilities:
Long-term debt, net of debt issuance costs	755,517	559,593
Other long-term liabilities	4,625	192
Total non-current liabilities	760,142	559,785
Total liabilities	782,972	572,071

Commitments and contingencies

Class A shares, unlimited shares authorized and 29,654,484 shares issued and outstanding as of September 30, 2026. Unlimited shares authorized and 27,838,199 shares issued and outstanding as of December 31, 2025.	343,066	317,069
Class B shares, unlimited shares authorized and 47,356,800 shares issued and outstanding as of September 30, 2026. Unlimited shares authorized and 49,250,916 shares issued and outstanding as of December 31, 2025.	-	-
Retained earnings	46,839	23,233
Total shareholders’ equity attributable to LandBridge Company LLC	389,905	340,302
Noncontrolling interest	476,616	453,683
Total shareholders’ equity	866,521	793,985
Total liabilities and equity	$1,649,493	$1,366,056

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Surface use royalties	$13,485	$8,235	$37,203	$27,775
Surface use royalties - related party	12,887	10,152	36,967	24,743
Easements and other surface-related revenues	17,002	15,840	48,550	36,552
Easements and other surface-related revenues - related party	10,936	807	20,754	6,388
Resource sales	6,165	4,501	17,012	17,122
Resource sales - related party	561	731	1,425	1,098
Resource royalties	4,330	3,929	12,718	11,927
Resource royalties - related party	1,464	1,604	3,435	5,558
Oil and gas royalties	4,060	3,332	10,606	9,452
Other	-	1,700	65	1,700
Total revenues	70,890	50,831	188,735	142,315

Resource sales-related expense	1,094	438	2,624	1,384
Other operating and maintenance expense	1,370	1,160	3,967	3,349
General and administrative expense	15,890	15,864	47,516	45,356
Depreciation, depletion and amortization	4,555	2,584	13,354	7,730
Other operating (income) expense, net	(266)	(100)	(309)	71
Operating income	48,247	30,885	121,583	84,425

Interest expense	9,854	7,889	28,555	23,745
Other expense, net	-	-	27	-
Income before income taxes	38,393	22,996	93,001	60,680
Income tax expense	4,345	2,705	10,036	6,455
Net income	34,048	20,291	82,965	54,225
Net income attributable to noncontrolling interest	21,090	12,184	49,005	32,153
Net income attributable to LandBridge Company LLC	$12,958	$8,107	$33,960	$22,072

Net income per share of Class A shares
Basic	$0.44	$0.31	$1.18	$0.89
Diluted	$0.44	$0.26	$1.07	$0.70
Weighted average shares outstanding of Class A shares
Basic	29,149,839	25,335,054	28,321,108	24,227,677
Diluted	29,149,839	76,518,549	77,044,928	76,459,219

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Class A		Class B		Retained Earnings	Non- controlling Interest	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2025	27,838,199	$317,069	49,250,916	$-	$23,233	$453,683	$793,985
Net income	-	-	-	-	8,715	9,153	17,868
Deemed non-cash contributions	-	-	-	-	-	9,002	9,002
RSU share-based compensation expense	-	817	-	-	-	1,445	2,262
Class A shares issued on vesting of RSUs, net of shares withheld for tax	1,030	(3)	-	-	-	-	(3)
Cancellation of Class B shares	-	-	(73,141)	-	-	-	-
Tax distributions	-	-	-	-	-	(5,413)	(5,413)
Dividends and distributions	-	-	-	-	(3,341)	(5,910)	(9,251)
RSU dividend equivalent rights	-	-	-	-	(23)	(41)	(64)
Changes in ownership interest adjustment	-	(1,702)	-	-	-	1,702	-
Tax impact of ownership interest adjustment	-	(270)	-	-	-	-	(270)
Balance at March 31, 2026	27,839,229	$315,911	49,177,775	$-	$28,584	$463,621	$808,116
Net income	-	-	-	-	12,287	18,762	31,049
Deemed non-cash contributions	-	-	-	-	-	8,964	8,964
RSU share-based compensation expense	-	827	-	-	-	1,449	2,276
Redemption of Class B shares for Class A shares	393,860	-	(393,860)	-	-	-	-
Class A shares issued on vesting of RSUs, net of shares withheld for tax	128	(4)	-	-	-	-	(4)
Cancellation of Class B shares	-	-	(102,987)	-	-	-	-
Tax distributions	-	-	-	-	-	(9,287)	(9,287)
Dividends and distributions	-	-	-	-	(3,388)	(5,854)	(9,242)
RSU dividend equivalent rights	-	-	-	-	(24)	(41)	(65)
Changes in ownership interest adjustment	-	1,339	-	-	-	(1,339)	-
Balance at June 30, 2026	28,233,217	$318,073	48,680,928	$-	$37,459	$476,275	$831,807
Net income	-	-	-	-	12,958	21,090	34,048
Deemed non-cash contributions	-	-	-	-	-	6,504	6,504
RSU share-based compensation expense	-	1,004	-	-	-	1,634	2,638
Redemption of Class B shares for Class A shares	1,250,000	-	(1,250,000)	-	-	-	-
Class A shares issued on vesting of RSUs, net of shares withheld for tax	171,267	(6,560)	-	-	-	-	(6,560)
Cancellation of Class B shares	-	-	(74,128)	-
Tax distributions	-	-	-	-	-	(8,108)	(8,108)
Dividends and distributions	-	-	-	-	(3,558)	(5,692)	(9,250)
RSU dividend equivalent rights	-	-	-	-	(20)	(31)	(51)
Changes in ownership interest adjustment	-	15,056	-	-	-	(15,056)	-
Tax impact of ownership interest adjustment	-	15,493	-	-	-	-	15,493
Balance at September 30, 2026	29,654,484	$343,066	47,356,800	$-	$46,839	$476,616	$866,521

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

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$82,965	$54,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,354	7,730
Amortization of debt issuance costs	1,746	1,619
Share-based compensation	31,646	33,636
Deferred income tax expense	3,472	2,265
Other	(5)	5
Changes in operating assets and liabilities:
Accounts receivable	(10,903)	(7,130)
Related party accounts receivable	(6,266)	(2,452)
Prepaid expenses and other assets	(825)	(3,906)
Accounts payable	158	65
Related party accounts payable	438	216
Taxes payable	3,584	1,432
Accrued and other liabilities	12,690	452
Net cash provided by operating activities	132,054	88,157

Cash flows from investing activities
Acquisitions	(278,961)	(18,767)
Capital expenditures	(1,888)	(2,496)
Proceeds from disposal of assets	55	210
Net cash used in investing activities	(280,794)	(21,053)

Cash flows from financing activities
Proceeds from debt	220,000	15,000
Repayments of debt	(25,654)	(31,154)
Dividends, dividend equivalents and distributions paid	(50,731)	(52,773)
Taxes paid related to net share settlement of RSUs	(6,567)	(5,728)
Debt issuance costs	(2,030)	(55)
Offering costs	-	(1,110)
Other	(244)	-
Net cash provided by (used in) financing activities	134,774	(75,820)
Net decrease in cash and cash equivalents	(13,966)	(8,716)
Cash and cash equivalents - beginning of period	30,741	37,032
Cash and cash equivalents - end of period	$16,775	$28,316

See accompanying notes to the unaudited condensed consolidated financial statements

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization and Nature of Operations

Effective October 13, 2026 (the “Effective Date”), the Company completed its conversion from LandBridge Company LLC, a Delaware limited liability company, to LandBridge Corporation, a Texas corporation, pursuant to a plan of conversion effected under the Delaware Limited Liability Company Act and the Texas Business Organizations Code (the “Conversion and Redomestication”). The legal existence of the Company continued without interruption. On the Effective Date, each outstanding Class A share and Class B share representing limited liability company interests in LandBridge Company LLC was converted, on a one-for-one basis, into one share of Class A common stock, par value $0.001 per share (the “Class A Common Stock”) and Class B common stock, par value $0.001 per share (the “Class B Common Stock”), respectively, of LandBridge Corporation.

References to the “Company,” “LandBridge,” “we,” “our,” or “us” refer to LandBridge Corporation and its consolidated subsidiaries for periods following the Conversion and Redomestication and LandBridge Company LLC and its consolidated subsidiaries for periods prior to the Conversion and Redomestication. Because the Conversion and Redomestication became effective October 13, 2026, the accompanying unaudited condensed consolidated financial statements as of and during the three and nine months ended September 30, 2026 and related notes reflect the results of LandBridge Company LLC.

We are a holding company whose principal asset consists of membership interests (“OpCo Units”) in DBR Land Holdings LLC (“OpCo”). As the managing member of OpCo and its subsidiaries, we operate and control all of the business and affairs of OpCo and its subsidiaries, and through OpCo and its subsidiaries, conduct our business. The Company has no other operations, cash flows, or material assets or liabilities other than our investment in OpCo and certain deferred tax assets and income tax liabilities. Refer to Note 6 — Income Taxes for additional information.

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

Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

Consolidation

The Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and the variable interest entities (“VIEs”) described below for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.

We consolidate a VIE when we are the primary beneficiary of the entity. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach to determine whether it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

OpCo

Members with equity at risk in OpCo lack the authority, through voting or similar rights, to direct the activities that most significantly affect OpCo’s economic performance; therefore, OpCo is considered a VIE. As OpCo’s managing member, we operate and control all of its business and affairs and also have the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. The Company has determined it is the primary beneficiary and consolidates OpCo within its unaudited condensed consolidated financial statements.

Reverse 1031 exchange

In September 2026, the Company acquired properties through a reverse like-kind exchange under Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”), in which legal title to the acquired properties is held by an Exchange Accommodation Titleholder (“EAT”) until the exchange is completed. The EAT is a VIE as it lacks sufficient equity at risk to finance its activities because we funded the acquisition cost through secured, non-interest-bearing promissory notes. As manager of the EAT, we direct its most significant activities and have the obligation to absorb losses or the right to receive benefits that could be potentially significant to us. The Company has determined it is the primary beneficiary and consolidates the EAT within its unaudited condensed consolidated financial statements.

The EAT’s assets consist primarily of the acquired property, which the Company operates under a property management agreement with the titleholder entities. Because that arrangement is a management agreement rather than a lease, it is not accounted for under Accounting Standards Codification (“ASC”) Topic 842. The agreement terminates on the earliest of (i) transfer of the properties to the Company or an affiliate, (ii) transfer of the EAT ownership interests to the Company or an affiliate, or (iii) 180 days after legal title transfers to the EAT. The acquired properties are recorded at cost, and no gain or loss was recognized on consolidation.

The assets of the consolidated titleholder entities may be used only to settle those entities’ obligations, and their creditors have no recourse to the general credit of the Company. The Company’s maximum exposure to loss is limited to the carrying amount of the acquired properties. As of September 30, 2026, the consolidated EAT held assets of approximately $243.5 million. Refer to Note 4 — Asset Acquisitions for additional information.

Segment Information

The Company operates in a single operating and reportable segment. All of our assets are located in the United States. ASC Topic 280, Segment Reporting, defines characteristics of operating segments as being components of an enterprise in which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. The Company’s one segment approach is consistent with the reporting structure of the Company’s internal organization, as well as with the financial information used by the Company’s CODM. The Company’s CODM is the Chief Executive Officer who allocates resources and assesses performance based upon financial information at the consolidated level. The financial measure regularly provided to the CODM that is most consistent with U.S. GAAP is net income, as presented on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Total expenditures for additions to long-lived assets are reported on the condensed consolidated statements of cash flows. The Company presents all of its significant segment expenses and other metrics which are regularly provided to the CODM and used by the CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment in the condensed consolidated statements of operations. The CODM does not receive additional expenses other than those presented within the condensed consolidated statements of operations.

Significant Accounting Policies

As of September 30, 2026, our significant accounting policies are consistent with those discussed in Note 2 — Summary of Significant Accounting Policies included in Part II, Item 8 of our 2025 Form 10-K. There were no significant updates or revisions to our accounting policies during the three and nine months ended September 30, 2026.

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

3.
Additional Financial Statement Information

Contract Liabilities

The Company’s contract liabilities primarily relate to revenue sharing arrangements or other surface use agreements where the Company may receive payments from customers in advance of the related performance obligation being satisfied. During the nine months ended September 30, 2026, the Company recognized revenue of $0.9 million related to contract liabilities that existed at the beginning of the period.

Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for income taxes, net	$2,953	$7,126
Cash paid for interest	$19,372	$22,583

Commitments

During September 2026, the Company agreed to acquire from a third party approximately 3,000 acres of surface land for an aggregate purchase price of approximately $10.8 million, subject to customary closing conditions. The Company expects to pay the full amount of $10.8 million during the remainder of 2026. The Company had no such commitments as of December 31, 2025.

4.
Asset Acquisitions

During the nine months ended September 30, 2026, the Company acquired approximately 34,000 surface acres within its area of operations from private third-party sellers for total purchase consideration of $254.6 million, inclusive of transaction costs. The purchase consideration was attributed to land of $90.0 million, oil and natural gas mineral interests of $162.3 million, intangible assets of $0.5 million and other assets of $1.8 million. The intangible assets will be amortized over a term of 15 years.

Certain acquisitions included in the amounts above were structured as a reverse 1031 exchange, as described in Note 2 — Summary of Significant Accounting Policies. Under this structure, the Company acquired approximately 24,000 surface acres for total purchase consideration of $243.5 million, inclusive of transaction costs. The purchase consideration was attributed to land of $79.5 million, oil and natural gas mineral interests of $162.3 million, intangible assets of $0.5 million and other assets of $1.2 million.

In addition, during the nine months ended September 30, 2026, the Company acquired approximately 560 surface acres from WaterBridge Infrastructure LLC (“WaterBridge”), an affiliate of the Company, for total purchase consideration of $20.0 million. In connection with this acquisition, the Company acquired a third-party seller’s royalty interest on this land for $4.2 million, which terminated the royalty interest. The cost to terminate the royalty interest was capitalized as part of the land acquisition cost. Refer to Note 11 — Related Party Transactions for additional information.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

5.
Property, Plant and Equipment

As of September 30, 2026 and December 31, 2025, property, plant and equipment, net of accumulated depreciation and depletion consisted of the following:

	September 30,	December 31,
	2026	2025
Oil and natural gas properties
Proved	$114,539	$36,179
Unproved	86,832	2,932
Total oil and natural gas properties	201,371	39,111
Land and land improvements	1,145,134	1,031,128
Water wells, pipelines, facilities, ponds and related equipment	32,826	29,981
Buildings, vehicles, equipment, furniture and other	8,261	7,778
Construction in progress	1,153	107
Total property, plant and equipment	1,388,745	1,108,105
Less: accumulated depreciation and depletion	(28,637)	(23,655)
Total property, plant and equipment, net	$1,360,108	$1,084,450

Depreciation and depletion expense attributable to property, plant and equipment are as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$1,086	$761	$3,246	$2,308
Depletion expense	709	683	1,831	2,002
Total depreciation and depletion expense	$1,795	$1,444	$5,077	$4,310

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

The calculation of the Company’s effective tax rate was as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income taxes	$38,393	$22,996	$93,001	$60,680
Income tax expense	$4,345	$2,705	$10,036	$6,455
Effective tax rate	11.32%	11.76%	10.79%	10.64%

The effective tax rates for the three and nine months ended September 30, 2026 and 2025 differed from the statutory rate of 21.0% primarily due to the income attributable to noncontrolling interest.

During the nine months ended September 30, 2026, members of OpCo redeemed 1,643,860 OpCo Units (together with the cancellation of 1,643,860 Class B shares), for an equivalent amount of Class A shares. The redemption and exchange of these OpCo Units is treated as a taxable purchase by the Company. As a result, the Company’s tax basis in OpCo increased and the Company recorded a deferred tax asset of $22.6 million. As a portion of the increase in basis is attributable to nonamortizable capital assets, the Company determined it is unlikely to realize the tax benefits associated with the nonamortizable assets and has recorded a $7.1 million valuation allowance

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

against the created deferred tax asset. Because the deferred tax asset and associated valuation allowance arose in connection with a transaction between the Company and its shareholders, the initial deferred tax asset and associated valuation allowance are recorded in Class A shares on the condensed consolidated balance sheets.

7.
Debt

As of September 30, 2026 and December 31, 2025, debt consisted of the following:

	September 30,	December 31,
	2026	2025
Notes	$500,000	$500,000
2025 Revolving Credit Facility	265,000	70,000
Other	49	726
Total debt	765,049	570,726
Current portion of long-term debt	(29)	(692)
Unamortized debt issuance costs	(9,503)	(10,441)
Long-term debt, net of debt issuance costs	$755,517	$559,593

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

At any time prior to December 1, 2027, OpCo may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Notes (including any additional notes) issued under the Indenture at a redemption price equal to 106.25% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, with an amount of cash not greater than the net cash proceeds of one or more equity offerings. At any time prior to December 1, 2027, OpCo may also redeem all or a part of the Notes of such series at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the applicable premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

As of September 30, 2026 and December 31, 2025, the carrying amount and fair value of the Notes are as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Notes	$500,000	$492,500	$500,000	$506,875
(1)
The fair value was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2025 Revolving Credit Facility

In November 2025, OpCo entered into a revolving credit agreement (as may be amended, restated, supplemented or otherwise modified from time to time, the “2025 Revolving Credit Facility”), which provides for aggregate revolving commitments of $275.0 million and matures on the earlier of (a) June 30, 2030, and (b) the date that is 91 days prior to the stated maturity of the Notes, if, on such date, the outstanding principal amount of the Notes is greater than $50 million (the “Maturity Date”).

In August 2026, OpCo entered into an amendment (the “August 2026 Amendment”) to the 2025 Revolving Credit Facility to increase its aggregate revolving commitments from $275.0 million to $375.0 million through the full exercise of the incremental commitment capacity available under the 2025 Revolving Credit Facility and establish an additional incremental commitment capacity of up to $100.0 million, which may be exercised by OpCo from time to time, subject to the receipt of additional lender commitments and satisfaction of the other conditions set forth in the 2025 Revolving Credit Facility. The August 2026 Amendment also reduced the applicable margins and the applicable percentage for letter of credit fees for each pricing level by 0.25%. All other material terms of the 2025 Revolving Credit Facility, including the Maturity Date, the commitment fee and the financial and other covenants, remained unchanged after giving effect to the August 2026 Amendment.

Borrowings under the 2025 Revolving Credit Facility are secured by a first-priority lien on substantially all assets of OpCo and its subsidiaries, and are also guaranteed by each of its subsidiaries. The weighted average interest rate on the total amount of borrowings under the 2025 Revolving Credit Facility for the three and nine months ended September 30, 2026 was 5.57% and 5.79%, respectively.

Short-term debt issuance costs of $0.8 million and $0.6 million associated with the 2025 Revolving Credit Facility as of September 30, 2026 and December 31, 2025, respectively, are deferred and presented in prepaid expenses and other current assets on the condensed consolidated balance sheets. Long-term debt issuance costs of $2.4 million and $2.2 million associated with the 2025 Revolving Credit Facility as of September 30, 2026 and December 31, 2025, respectively, are deferred and presented in other assets on the condensed consolidated balance sheets.

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

These covenants are subject to exceptions and qualifications provided in the 2025 Revolving Credit Facility, including the ability to make unlimited restricted payments subject to (i) a maximum net total leverage ratio of less than 4.50:1.00, (ii) minimum liquidity of 5% (with “liquidity” including unrestricted cash on hand of OpCo and its subsidiaries plus availability under the 2025 Revolving Credit Facility), and (iii) such other restricted payments customarily permitted for publicly traded companies with a similar market capitalization as the Company. As of September 30, 2026, the Company was in compliance with these debt covenants.

Principal amounts borrowed under the 2025 Revolving Credit Facility may be prepaid from time to time and commitments thereunder may be terminated without premium or penalty. Any principal amounts outstanding on the Maturity Date will become due and payable on such date.

At OpCo’s election, principal amounts under the 2025 Revolving Credit Facility may be borrowed as Term SOFR Loans or Base Rate Loans. Term SOFR Loans under the 2025 Revolving Credit Facility bear interest at a variable rate equal to Term SOFR for the applicable tenor plus a leverage-based applicable margin between 1.75% and 2.75% per annum. Interest on all outstanding Term SOFR Loans is payable on the last business day of the applicable interest period. Base Rate Loans under the 2025 Revolving Credit Facility bear interest at a rate per annum equal to (x) the highest of (i) the rate of interest published by The Wall Street Journal, (ii) the Federal Funds Rate, as in effect from time to time, plus 0.50%, and (iii) Term SOFR for a one-month tenor plus 1.00%, in each case plus a leverage-based applicable margin between 0.75% and 1.75% per annum. Interest on all outstanding Base Rate Loans is payable quarterly in arrears. OpCo will also pay a commitment fee between 0.375% and 0.50% based on the undrawn commitment amounts under the 2025 Revolving Credit Facility.

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

Redemptions

During the nine months ended September 30, 2026, LandBridge Holdings LLC and Stable Land Resources, LLC redeemed 1,250,000 and 393,860 OpCo Units, respectively, (together with the cancellation of a corresponding number of Class B shares) for an equivalent number of Class A shares.

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

	Nine Months Ended September 30,
Class B Share Cancellations Due to Tax Distributions	2026	2025
First Quarter	73,141	34,674
Second Quarter	102,987	79,686
Third Quarter	74,128	119,987
Total	250,256	234,347

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$3,341	$5,910	$0.12
Second Quarter	June 4, 2026	3,388	5,854	$0.12
Third Quarter	August 27, 2026	3,558	5,692	$0.12
Total		$10,287	$17,456
2025:
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Second Quarter	June 5, 2025	2,515	5,124	$0.10
Third Quarter	September 4, 2025	2,534	5,121	$0.10
Total		$7,375	$15,564
(1)
Excludes the Company.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30,
Tax Distributions to OpCo Unitholders(1)	2026	2025
First Quarter	$5,413	$5,821
Second Quarter	9,287	16,650
Third Quarter	8,108	7,140
Total	$22,808	$29,611
(1)
Excludes the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LBH Management Units	$6,504	$9,144	$24,470	$27,133
Restricted Share Units	2,638	2,081	7,176	6,503
Total share-based compensation expense	$9,142	$11,225	$31,646	$33,636

Subsequent to the Recapitalization discussed above, the LBH Incentive Units are no longer outstanding. However, the LandBridge Holdings common units will continue to vest under the existing terms, and therefore the Company will continue to recognize the associated share-based compensation expense. As of September 30, 2026, remaining unrecognized compensation expense for the LBH Management Units was $20.5 million, which the Company expects to recognize over a weighted average remaining period of approximately 0.9 years.

Restricted Share Units

Under the Company’s Long Term Incentive Plan, participants were granted restricted share units (“RSUs”) which are subject to graded vesting generally ranging from one to three years. The fair value of the awards is based on the Company’s Class A share price on the date of grant with compensation expense recognized on a straight-line basis over the applicable vesting period.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of RSU activity during the nine months ended September 30, 2026 is shown in the following table:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	537,481	$33.96
Granted	143,623	$73.65
Forfeited	(1,027)	$55.08
Vested (1)	(263,392)	$33.59
Nonvested at September 30, 2026	416,685	$47.82
(1)
Included within the 263,392 RSUs that vested during the nine months ended September 30, 2026, 90,967 RSUs were surrendered by employees to the Company to settle tax withholding requirements.

As of September 30, 2026, remaining unrecognized compensation expense for the RSUs was $17.2 million, which the Company expects to recognize over a weighted average remaining period of approximately 2.8 years.

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

The following table sets forth the computation of basic and diluted EPS attributable to our Class A shares for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2026	2025	2026	2025
Numerator
Net income	$34,048	$20,291	$82,965	$54,225
Less: Net income attributable to noncontrolling interest	21,090	12,184	49,005	32,153
Net income attributable to LandBridge Company LLC	12,958	8,107	33,960	22,072
Less: Earnings allocated to participating securities	174	163	570	596
Basic net income attributable to LandBridge Company LLC	$12,784	$7,944	$33,390	$21,476
Plus: Net income attributable to noncontrolling interest	-	12,184	49,005	32,153
Plus: Undistributed earnings reallocation adjustment to participating securities	-	(8)	(57)	(15)
Diluted net income attributable to shareholders	$12,784	$20,120	$82,338	$53,614

Denominator
Basic weighted average shares outstanding	29,149,839	25,335,054	28,321,108	24,227,677
Dilutive Class B shares outstanding	-	51,183,495	48,723,820	52,231,542
Diluted weighted average shares outstanding	29,149,839	76,518,549	77,044,928	76,459,219

Basic net income per share of Class A shares	$0.44	$0.31	$1.18	$0.89
Diluted net income per share of Class A shares	$0.44	$0.26	$1.07	$0.70

Weighted-average Class B shares were evaluated under the if-converted method for potentially dilutive effects. For the three months ended September 30, 2026, weighted-average Class B shares of 47,915,113 were determined to be anti-dilutive and have been excluded from the computation of diluted net income per share. For the nine months ended September 30, 2026, and for the three and nine months ended September 30, 2025, Class B shares were determined to be dilutive and have been included in the computation of diluted net income per share. In addition, weighted-average RSUs were evaluated under the treasury stock method for potentially dilutive effects.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2026, weighted-average RSUs of 366,864 and 479,343, respectively, were determined to be anti-dilutive and have been excluded from the computation of diluted net income per share. For the three and nine months ended September 30, 2025, weighted-average RSUs of 507,889 and 669,343, respectively, were determined to be anti-dilutive and have been excluded from the computation of diluted net income per share.

11.
Related Party Transactions

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial Statements Location	2026	2025	2026	2025
Revenues - Related Party
Affiliate facility access agreements	Surface use royalties - related party	$12,887	$10,152	$36,967	$24,743
Lease development agreement	Easements and other surface-related revenues - related party	-	-	2,580	-
Affiliate facility access agreements	Easements and other surface-related revenues - related party	10,936	807	18,174	6,388
Affiliate facility access agreements	Resource royalties - related party	1,464	1,604	3,435	5,558
Affiliate facility access agreements	Resource sales - related party	561	731	1,425	1,098
		$25,848	$13,294	$62,581	$37,787

		September 30,	December 31,
	Financial Statements Location	2026	2025
Accounts Receivable - Related Party
Affiliate facility access agreements	Related party accounts receivable	$11,211	$4,945

Accounts Payable - Related Party
Shared services agreement	Related party accounts payable	$1,219	$781

Contract Liabilities - Related Party
Affiliate facility access agreements	Contract liabilities	$711	$-

Deferred Rent - Related Party
Affiliate facility access agreements	Other long-term liabilities	$2,729	$-

Shared Services Agreement

The Company is party to a services agreement with WaterBridge, an affiliate of the Company, pursuant to which the Company receives common management and general, administrative, overhead and operating services in support of the Company’s operations and development activities. The Company reimburses all fees incurred by WaterBridge for services provided to the Company under the agreement. For shared services, the basis of allocation is an approximation of time spent on activities supporting the Company. For shared expenses paid on behalf of the Company, the costs are directly allocated to the Company based on its pro rata share of the expenses. For the three months ended September 30, 2026 and 2025, the Company paid approximately $10.3 million and $2.5 million for the shared services and direct cost reimbursements, respectively. For the nine months ended September 30, 2026 and 2025, the Company paid approximately $16.3 million and $8.1 million for the shared services and direct cost reimbursements, respectively.

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

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Legacy Financial Sponsor Services Agreement

Five Point Infrastructure LLC (“Five Point”), the Company’s legacy financial sponsor, invoices the Company, and the Company reimburses Five Point in cash, for expenses associated with the Company’s use of Five Point’s geographic information system (“GIS”) and certain legal services provided by Five Point. The reimbursement includes allocated Five Point personnel costs and third-party software and hardware expenses and is determined based on the Company’s use of Five Point’s total services for such period. For the three months ended September 30, 2026 and 2025, the Company paid reimbursements to Five Point of $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company paid reimbursements to Five Point of $0.5 million and $0.3 million, respectively.

PowerBridge Lease Development Agreement and Ground Lease

The Company is party to a lease development agreement with PowerBridge LLC, a portfolio company of Five Point (“PowerBridge”). The lease development agreement provides PowerBridge the option to lease up to approximately 3,400 acres of land in Reeves County, Texas, for the development of one or more data centers, including power generation facilities. The initial option period expires March 2027, which will automatically extend for up to two additional one-year periods until terminated by PowerBridge. In connection with the lease development agreement, PowerBridge paid a non-refundable option fee of $2.6 million during the first quarter of 2026, which is included under the line item Easements and other surface-related revenues - related party on the condensed consolidated statements of operations. The Company recognized the non-refundable option fee upon execution of the agreement when the acreage was made available and the right of use was granted to PowerBridge; at which time the Company’s performance obligation was satisfied. The lease development agreement also provides for additional option fees payable by PowerBridge in connection with the extended option terms. In September 2026, following the partial execution of its option to lease, the Company and PowerBridge entered into a ground lease for approximately 825 surface acres for an initial term of ten years.

Land Acquisition from WaterBridge

In September 2026, the Company acquired approximately 560 surface acres from WaterBridge for total purchase consideration of $20.0 million, all of which was attributed to land and paid at closing.

Concurrent with such acquisition, the Company and WaterBridge entered into a long-term surface use agreement on terms substantially similar to the existing affiliate surface use agreements between the Company and WaterBridge described above. Under such agreement, WaterBridge has certain rights to construct, operate and maintain an environmental waste management facility. Refer to Note 4 — Asset Acquisitions for additional information.

Desert 302 Transaction

In August 2026, the Company sold a permit for an environmental waste management facility to WaterBridge and concurrently entered into a long-term surface use agreement with WaterBridge on terms substantially similar to the existing affiliate surface use agreements between the Company and WaterBridge described above. The Company received $3.7 million at closing, consisting of $0.7 million for the permit and $3.0 million related to surface use agreements.

12.
Subsequent Events

Acquisitions

Subsequent to the third quarter of 2026, the Company used cash on hand to acquire approximately 1,600 surface acres from third-party sellers for total purchase consideration of $5.4 million.

Debt

On October 1, 2026, OpCo issued an additional $125.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 at 99.375% of par under the Indenture (the “Additional Notes”). The Additional Notes have terms identical to those of the existing Notes, other than the issue date and issue price. The Additional Notes and the Notes are treated as a single series for all purposes under the Indenture, bringing the total aggregate principal amount to $625.0 million. The Company used the net proceeds from the Additional Notes to repay a portion of outstanding borrowings under its revolving credit facility.

LandBridge Company LLC and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Dividends and Distributions

On November 3, 2026, the Company’s board of directors declared a dividend on our Class A Common Stock of $0.12 per share, payable on December 10, 2026 to Class A Common Stock holders of record as of November 25, 2026 and a corresponding required cash distribution to OpCo unitholders.

On November 3, 2026, the Company’s board of directors, acting on behalf of the Company in its capacity as the managing member of OpCo, approved a payment for tax distributions from OpCo to OpCo unitholders (other than the Company) in the amount of $5.2 million. This amount is inclusive of OpCo unitholders’ (other than the Company) pro rata share of estimated federal income tax liability and an additional tax distribution in excess of the Company’s then-current income tax obligation as provided for under the Second Amended and Restated Limited Liability Company Agreement of DBR Land Holdings LLC, dated as of October 13, 2026. This amount is expected to be paid during the fourth quarter of 2026.

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

Unless the context otherwise requires, references to “LandBridge,” the “Company,” “we,” “us,” “our” and similar terms refer to (i) LandBridge Company LLC and its subsidiaries prior to the Conversion and Redomestication and (ii) LandBridge Corporation and its subsidiaries following the Conversion and Redomestication.

Overview

Land is a fundamental requirement for the development and production of energy and the construction and operation of critical infrastructure. As of September 30, 2026, we owned or managed more than 350,000 surface acres in the Delaware Basin and adjacent Central Basin Platform sub-regions in the prolific Permian Basin, which is the most active area for oil and gas exploration and development in the United States. Access to expansive surface acreage is necessary for oil and natural gas development, solar power generation, power storage, digital infrastructure and non-hazardous oilfield reclamation and solid waste facilities. Further, the significant industrial economy that exists to service and support energy and infrastructure development requires access to surface acreage to support those activities. Our strategy is to actively manage our land and resources to support and encourage energy and infrastructure development and other land uses that will generate long-term revenue and Free Cash Flow for us and returns to our shareholders.

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

Recent Developments

On October 1, 2026, OpCo issued an additional $125.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 (the “Additional Notes”) under the indenture, dated November 25, 2025, by and among OpCo, all of OpCo’s existing subsidiaries (collectively, the “Guarantors”) and UMB Bank, N.A., as trustee (the “Indenture”), entered in connection with OpCo’s issuance of $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030 (the “Notes”). The Additional Notes have terms identical to those of the Notes, other than the issue date and issue price. The Additional Notes and the Notes are treated as a single series for all purposes under the Indenture, bringing the total aggregate principal amount to $625.0 million.

On October 13, 2026 (the “Effective Date”), LandBridge completed the Conversion and Redomestication. On the Effective Date, each outstanding Class A share and Class B share representing limited liability company interests of the Company was converted, on a one-for-one basis, into one share of Class A common stock, par value $0.001 per share (“Class A Common Stock”) or Class B common stock, par value $0.001 per share (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), as applicable.

In September 2026, following the partial execution of its option to lease, the Company and PowerBridge entered into a ground lease for an initial 825-acre portion of up to approximately 3,400 total acres under option for the previously announced Alpha Digital Campus on LandBridge’s acreage in Reeves County, Texas (“Alpha Phase I”). On September 1, 2026, PowerBridge and LandBridge entered into a long-term ground lease for Alpha Phase I and concurrently entered into a power royalty agreement for power generated by PowerBridge on the Alpha Phase I campus. PowerBridge subsequently commenced construction on Alpha Phase I in September 2026, which is expected to include more than 300 megawatts of the planned 2 gigawatt powered data center campus project on the Alpha Digital Campus, with first power delivery date anticipated in the fourth quarter of 2027.

Market Condition and Outlook

The global economy and the oil and natural gas industry have continued to face substantial volatility, driven by geopolitical conflicts, domestic political uncertainties, potential U.S. and foreign tariffs, evolving international trade policies and conflicts, OPEC+ production decisions, persistent elevated inflation, higher interest rates and capital costs and continued industry consolidation. In particular, the war between the United States and Iran (the “Iran War”) has driven significant commodity price and inflation volatility during 2026. Ongoing disruption in the Strait of Hormuz, a key global oil and petrochemical chokepoint, has contributed to elevated commodity prices and shipping costs. Further escalation could increase prices further, while de-escalation could cause prices to decline, and either outcome may influence E&P operators’ drilling and production decisions. Given the unresolved nature of the Iran War, we cannot predict the extent or duration of related volatility or its ultimate impact on our business. In addition, while new pipeline capacity placed in service in 2026 has eased natural gas takeaway constraints in the Permian Basin, realized prices at the Waha Hub remain volatile, which may influence E&P operators’ development plans, rig counts and overall activity levels. The Federal Reserve’s recent interest rate increase and a stronger U.S. dollar have also increased capital costs, which may temper E&P operators’ spending despite elevated oil prices.

Broader macroeconomic and policy developments and shifts in international trade policies (such as the imposition of tariffs or product restrictions) could impair our customers’ ability to secure raw materials, equipment or financing. This, in turn, may reduce their operational activity on or around our surface acreage in the Delaware Basin. Any escalation in U.S. trade disruptions or retaliatory measures from other nations could adversely affect demand for our land.

Despite these challenges, we believe the outlook for energy and infrastructure development, particularly within the Permian Basin, remains positive. E&P activity in the Permian Basin, including the Delaware Basin, has remained largely resilient given favorable well economics. This continued development may be aided by President Trump’s various executive orders relating to energy production, which include expedited approvals for energy resource infrastructure and the removal of various impediments to the development of domestic energy resources, including oil and gas. We are well positioned to benefit from the continued build-out of supporting infrastructure in the region, which will require access to surface acreage. In addition, we expect to benefit from growing demand for digital infrastructure, such as data centers, and from advancements in alternative forms of energy, both of which often require access to material surface acreage and supporting infrastructure that we are well positioned to provide and facilitate.

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2026 include:

•
Revenues of $70.9 million, an increase of 39% as compared to the third quarter of 2025;
•
Net income of $34.0 million, an increase of 68% as compared to the third quarter of 2025;
•
Net income margin of 48% as compared to net income margin of 40% in the third quarter of 2025;
•
Adjusted EBITDA(1) of $63.7 million, an increase of 42% as compared to the third quarter of 2025;
•
Adjusted EBITDA Margin(1) of 90%, an increase of 2% as compared to the third quarter of 2025;
•
Cash flow from operating activities of $49.6 million, an increase of 42% as compared to the third quarter of 2025;
•
Free Cash Flow(1) of $49.0 million, an increase of 45% as compared to the third quarter of 2025;
•
Operating cash flow margin of 70%, which remained consistent with the third quarter of 2025; and
•
Free Cash Flow Margin(1) of 69%, an increase of 5% as compared to the third quarter of 2025.
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

Acquisitions

Subsequent to the third quarter of 2025, we acquired approximately 72,000 acres, inclusive of approximately 12,000 leasehold acres and approximately 3,600 acres subject to a long-term management agreement, through various acquisitions including the 1918

Acquisition, which will impact the comparability of our results of operations. We expect to pursue opportunistic future land acquisitions that complement or expand our current land position, which may impact the comparability of our results.

Credit Facility and Notes

In November 2025, OpCo entered into a revolving credit agreement (as may be amended, restated, supplemented or otherwise modified from time to time, the “2025 Revolving Credit Facility”), which provides for aggregate revolving commitments of $275.0 million and matures on the earlier of (a) June 30, 2030, and (b) the date that is 91 days prior to the stated maturity of the Notes, if, on such date, the outstanding principal amount of the Notes is greater than $50 million (the “Maturity Date”).

In August 2026, OpCo entered into an amendment (the “August 2026 Amendment”) to the 2025 Revolving Credit Facility to increase aggregate revolving commitments from $275.0 million to $375.0 million through the full exercise of the incremental commitment capacity available under the 2025 Revolving Credit Facility and established an additional incremental commitment capacity of up to $100.0 million, which may be exercised by OpCo from time to time, subject to the receipt of additional lender commitments and satisfaction of the other conditions set forth in the 2025 Revolving Credit Facility. The August 2026 Amendment also reduced the applicable margins and the applicable percentage for letter of credit fees for each pricing level by 0.25%. All other material terms of the 2025 Revolving Credit Facility, including the Maturity Date, the commitment fee and the financial and other covenants, remained unchanged after giving effect to the August 2026 Amendment.

In November 2025, OpCo, as the issuer, issued $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030.

Refer to Note 7 — Debt within the notes to our unaudited condensed consolidated financial statements for additional information on our 2025 Revolving Credit Facility and Notes.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,		Variance
	2026	2025	Amount	Percent (1)
Revenues:
Surface use royalties	$26,372	$18,387	$7,985	43%
Easements and other surface-related revenues	27,938	16,647	11,291	68%
Resource sales	6,726	5,232	1,494	29%
Resource royalties	5,794	5,533	261	5%
Oil and gas royalties	4,060	3,332	728	22%
Other	-	1,700	(1,700)	(100%)
Total revenues	70,890	50,831	20,059	39%

Resource sales-related expense	1,094	438	656	150%
Other operating and maintenance expense	1,370	1,160	210	18%
General and administrative expense	15,890	15,864	26	NM
Depreciation, depletion and amortization	4,555	2,584	1,971	76%
Other operating income, net	(266)	(100)	(166)	166%
Operating income	48,247	30,885	17,362	56%

Interest expense	9,854	7,889	1,965	25%
Income before income taxes	38,393	22,996	15,397	67%
Income tax expense	4,345	2,705	1,640	61%
Net income	$34,048	$20,291	$13,757	68%
(1)
NM - Not meaningful.

Total revenues. Total revenues increased by $20.1 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $8.0 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was attributable to increased produced water handling and associated skim oil royalties on our surface. The increase associated with produced water handling royalties is primarily driven by a significant increase in produced water handling volume of approximately 652 MBbl/d. The volume and associated revenue increase was primarily attributable to the Wolf Bone Ranch Acquisition and the 1918 Acquisition coupled with organic growth on our overall Stateline Position.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $11.3 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $15.5 million partially offset by a decrease of $2.6 million in road easements and $1.6 million in subsurface easements during the three months ended September 30, 2025.

Resource sales. Resource sales increased by $1.5 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to caliche sales of $0.8 million due to construction of infrastructure assets in the areas surrounding our surface acreage and brackish water sales of $0.7 million. Brackish water sales volume were relatively flat at 10.1 million barrels for the three months ended September 30, 2026, as compared to 10.0 million barrels for the three months ended September 30, 2025, with a per unit sales price increase of approximately 19%, primarily driven by the customer contract mix and job locations for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Oil and gas royalties. Oil and gas royalties increased by $0.7 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to higher realized commodity prices of $0.7 million due to higher oil and condensate prices.

Other revenue. Other revenue decreased by $1.7 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease is attributable to the minimum revenue commitment (“MRC”) related to the Wolf Bone Ranch Acquisition recognized during the three months ended September 30, 2025. The MRC is being met during the three months ended September 30, 2026.

Resource sales-related expense. Resource sales-related expense increased by $0.7 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase is related to higher brackish water purchases of $0.4 million related to brackish water sales and brackish water royalties of $0.2 million related to managed water assets utilized in conjunction with assets acquired in the 1918 Acquisition.

	Three Months Ended September 30,		Variance
	2026	2025	Amount	Percent (1)
General and administrative expense:
General and administrative expense, excluding share-based compensation	$6,798	$4,700	$2,098	45%
Share-based compensation	9,092	11,164	(2,072)	(19%)
Total general and administrative expense	$15,890	$15,864	$26	NM
(1)
NM - Not meaningful.

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $2.1 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to higher professional services fees of $0.9 million primarily related to the corporate conversion, corporate shared services allocation from WaterBridge of $0.7 million to support underlying growth of the business, personnel-related expenses of $0.3 million due to incremental personnel headcount and $0.2 million of other corporate expenses primarily related to ratings agency monitoring and board-related fees.

Share-based compensation decreased by $2.1 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease is attributable to lower amortization of $2.6 million related to fully amortized LBH Management Units partially offset by higher restricted share units (“RSUs”) amortization of $0.5 million related to new issuances.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $2.0 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to amortization of intangible assets acquired in the 1918 Acquisition during 2025.

	Three Months Ended September 30,		Variance
	2026	2025	Amount	Percent
Interest on debt	$9,246	$7,349	$1,897	26%
Debt issuance costs amortization	608	540	68	13%
Total interest expense	$9,854	$7,889	$1,965	25%

Interest expense. Interest expense increased by $2.0 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to a higher interest of $3.9 million due to a higher weighted average debt balance during the three months ended September 30, 2026 partially offset by lower interest of $2.0 million due to a lower weighted average interest rate on the Notes and 2025 Revolving Credit Facility.

Income tax expense. Income tax expense increased by $1.6 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily attributable to higher taxable income, while the effective tax rate remained relatively consistent.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Variance
	2026	2025	Amount	Percent (1)
Revenues:
Surface use royalties	$74,170	$52,518	$21,652	41%
Easements and other surface-related revenues	69,304	42,940	26,364	61%
Resource sales	18,437	18,220	217	1%
Resource royalties	16,153	17,485	(1,332)	(8%)
Oil and gas royalties	10,606	9,452	1,154	12%
Other	65	1,700	(1,635)	(96%)
Total revenues	188,735	142,315	46,420	33%

Resource sales-related expense	2,624	1,384	1,240	90%
Other operating and maintenance expense	3,967	3,349	618	18%
General and administrative expense	47,516	45,356	2,160	5%
Depreciation, depletion and amortization	13,354	7,730	5,624	73%
Other operating (income) expense, net	(309)	71	(380)	(535%)
Operating income	121,583	84,425	37,158	44%

Interest expense	28,555	23,745	4,810	20%
Other expense, net	27	-	27	NM
Income before income taxes	93,001	60,680	32,321	53%
Income tax expense	10,036	6,455	3,581	55%
Net income	$82,965	$54,225	$28,740	53%
(1)
NM - Not meaningful.

Total revenues. Total revenues increased by $46.4 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Please see our discussion below regarding comparative period variances in revenue sources.

Surface use royalties. Surface use royalties increased by $21.7 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was attributable to increased produced water handling and associated skim oil royalties of $21.3 million and solid waste disposal and reclamation royalties of $0.4 million on our surface. The increase associated with produced water handling royalties is primarily driven by a significant increase in produced water handling volume of approximately 530 MBbl/d. The volume and associated revenue increase was primarily attributable to the Wolf Bone Ranch Acquisition and 1918 Acquisition as well as continued development across our Stateline Position.

Easements and other surface-related revenues. Easements and other surface-related revenues increased by $26.4 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily attributable to oil and natural gas gathering and transportation pipelines and produced water handling infrastructure of $29.3 million partially offset by a decrease of $1.5 million in road easements and $1.4 million in subsurface easements during the nine months ended September 30, 2025.

Resource royalties. Resource royalties decreased by $1.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to lower sand mine royalties of $0.8 million and brackish water royalties of $0.5 million primarily related to lower produced royalty volumes. Brackish water royalty volume decreased by 3.3 million barrels, or 12%, to 24.5 million barrels for the nine months ended September 30, 2026, as compared to 27.8 million barrels for the nine months ended September 30, 2025, partially offset by a per unit royalty price increase of approximately 8%, primarily driven by the customer contract mix and minimum royalty payments for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Other revenue. Other revenue decreased by $1.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease is attributable to the MRC related to the Wolf Bone Ranch Acquisition recognized during the nine months ended September 30, 2025. The MRC is being met during the nine months ended September 30, 2026.

Resource sales-related expense. Resource sales-related expense increased by $1.2 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase is related to higher brackish water purchases of $0.6 million related to brackish water sales and brackish water royalties of $0.6 million related to managed water assets utilized in conjunction with assets acquired in the 1918 Acquisition.

	Nine Months Ended September 30,		Variance
	2026	2025	Amount	Percent
General and administrative expense:
General and administrative expense, excluding share-based compensation	$16,052	$11,897	$4,155	35%
Share-based compensation	31,464	33,459	(1,995)	(6%)
Total general and administrative expense	$47,516	$45,356	$2,160	5%

General and administrative expense. General and administrative expense, excluding share-based compensation expense, increased by $4.2 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher professional services fees of $1.8 million primarily related to corporate conversion as well as commercial opportunities, corporate shared services allocation from WaterBridge of $1.2 million to support underlying growth of the business, personnel-related expenses of $0.7 million due to incremental personnel headcount and $0.5 million of other corporate expenses primarily related to ratings agency monitoring and board-related fees.

Share-based compensation decreased by $2.0 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease is attributable to lower amortization of $2.6 million related to fully amortized LBH Management Units partially offset by higher RSU amortization of $0.6 million related to new issuances.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased by $5.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily attributable to amortization of intangibles acquired in the 1918 Acquisition during 2025.

	Nine Months Ended September 30,		Variance
	2026	2025	Amount	Percent
Interest on debt	$26,809	$22,126	$4,683	21%
Debt issuance costs amortization	1,746	1,619	127	8%
Total interest expense	$28,555	$23,745	$4,810	20%

Interest expense. Interest expense increased by $4.8 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher interest of $10.7 million due to a higher weighted average debt balance of $184.0 million, partially offset by lower interest of $6.3 million due to a lower weighted average interest rate on the Notes and 2025 Revolving Credit Facility.

Income tax expense. Income tax expense increased by $3.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher taxable income, while the effective tax rate remained relatively consistent.

Non-GAAP Financial Measures

We use certain non-GAAP performance measures to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with GAAP. Although these non-GAAP financial and liquidity measures are important factors in assessing our operating results, profitability and performance, they should not be considered in isolation or as a substitute for net income or gross margin or any other measures presented under GAAP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$34,048	$20,291	$82,965	$54,225
Adjustments:
Depreciation, depletion and amortization	4,555	2,584	13,354	7,730
Interest expense	9,854	7,889	28,555	23,745
Income tax expense	4,345	2,705	10,036	6,455
EBITDA	52,802	33,469	134,910	92,155
Adjustments:
Share-based compensation - LBH Management Units	6,504	9,144	24,470	27,133
Share-based compensation - RSUs	2,638	2,081	7,176	6,503
Corporate conversion costs	1,224	-	1,224	-
Transaction-related expenses	-	-	-	135
Other(1)	504	156	504	156
Adjusted EBITDA	$63,672	$44,850	$168,284	$126,082
Net income margin	48%	40%	44%	38%
Adjusted EBITDA Margin	90%	88%	89%	89%
(1)
Other for the three and nine months ended September 30, 2026 consists of costs associated with the reverse 1031 exchanges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$49,563	$34,912	$132,054	$88,157
Net cash used in investing activities	(267,372)	(1,107)	(280,794)	(21,053)
Cash (used in) provided by operating and investing activities	(217,809)	33,805	(148,740)	67,104
Adjustments:
Acquisitions	266,795	5	278,961	18,767
Proceeds from disposal of assets	-	(85)	(55)	(210)
Free Cash Flow	$48,986	$33,725	$130,166	$85,661
Operating cash flow margin (1)	70%	69%	70%	62%
Free Cash Flow Margin	69%	66%	69%	60%
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

As of September 30, 2026, the Company had $500.0 million in principal amount of debt related to the Notes and $265.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. As of September 30, 2026, the Company had $126.8 million of liquidity comprised of the $110.0 million of available borrowing capacity under the 2025 Revolving Credit Facility and $16.8 million of cash and cash equivalents.

Dividends and Distributions

(in thousands, except for per share amounts) Cash Dividends	Date of Record	Dividends Paid to Class A Shareholders	Distributions Paid to OpCo Unitholders(1)	Rate Per Share
2026:
First Quarter	March 5, 2026	$3,341	$5,910	$0.12
Second Quarter	June 4, 2026	3,388	5,854	$0.12
Third Quarter	August 27, 2026	3,558	5,692	$0.12
Total		$10,287	$17,456
2025:
First Quarter	March 6, 2025	$2,326	$5,319	$0.10
Second Quarter	June 5, 2025	2,515	5,124	$0.10
Third Quarter	September 4, 2025	2,534	5,121	$0.10
Total		$7,375	$15,564
(1)
Excludes the Company.

On November 3, 2026, the Company’s board of directors declared a dividend on our Class A Common Stock of $0.12 per share, payable on December 10, 2026 to Class A Common Stock holders of record as of November 25, 2026 and a corresponding required cash distribution to OpCo unitholders.

On November 3, 2026, the Company’s board of directors, acting on behalf of the Company in its capacity as the managing member of OpCo, approved a payment for tax distributions from OpCo to OpCo unitholders (other than the Company) in the amount of $5.2 million. This amount is inclusive of OpCo unitholders’ (other than the Company) pro rata share of estimated federal income tax liability and an additional tax distribution in excess of the Company’s then-current income tax obligation as provided for under the Second Amended and Restated Limited Liability Company Agreement of DBR Land Holdings LLC, dated as of October 13, 2026. This amount is expected to be paid during the fourth quarter of 2026.

Cash Flows

The following table summarizes our cash flow for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Variance
(in thousands)	2026	2025	Amount	Percent
Net cash provided by operating activities	$132,054	$88,157	$43,897	50%
Net cash used in investing activities	(280,794)	(21,053)	(259,741)	1234%
Net cash provided by (used in) financing activities	134,774	(75,820)	210,594	278%
Net decrease in cash and cash equivalents	$(13,966)	$(8,716)	$(5,250)	60%

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $43.9 million. The increase was attributable to cash flow related to higher net income, net of adjustment items, of $33.7 million and an increase attributable to working capital accounts of $10.2 million. The increase in net income, net of adjustment items, is primarily attributable to revenue growth related to continued commercialization of acreage, partially offset by higher adjustment items, primarily intangible asset amortization related to the 1918 Acquisition in 2025. The increase in cash flow attributable to working capital accounts was primarily attributable to higher accrued interest due to timing of interest payments related to the Notes issued in November 2025.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $259.7 million. The increase was primarily attributable to higher acquisition and acquisition-related expenditures for the nine months ended September 30, 2026 of $279.0 million as compared to $18.8 million for the nine months ended September 30, 2025. See Note 4 — Asset Acquisitions within the notes to our Financial Statements.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased $210.6 million. Net cash provided by financing activities for the nine months ended September 30, 2026 primarily consisted of $192.3 million of debt borrowings, net of repayments and debt issuance costs, partially offset by $50.7 million of dividends, dividend equivalents and distributions paid to shareholders and $6.6 million of required tax withholding related to the net settlement of Class A shares. Net cash used in financing activities for the nine months ended September 30, 2025 primarily consisted of $52.8 million of dividends, dividend equivalents and distributions paid to shareholders, $16.2 million of debt repayments, net of proceeds, $5.7 million of required tax withholding related to the net settlement of Class A shares, and $1.1 million of offering costs paid related to the December 2024 private placement.

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

The amount and allocation of future acquisition-related capital expenditures will depend upon a number of factors, including the size of the acquisition opportunity, our cash flows from operating activities and our investing and financing activities. For the three and nine months ended September 30, 2026, we incurred $266.8 million and $279.0 million in acquisition-related capital expenditures, respectively.

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

Debt Instruments

In November 2025, OpCo entered into the 2025 Revolving Credit Facility, which provides for aggregate revolving commitments of $275.0 million and matures on the Maturity Date.

In August 2026, OpCo entered into the August 2026 Amendment to increase aggregate revolving commitments from $275.0 million to $375.0 million through the full exercise of the incremental commitment capacity available under the 2025 Revolving Credit Facility and establish an additional incremental commitment capacity of up to $100.0 million, which may be exercised by OpCo from time to time, subject to the receipt of additional lender commitments and satisfaction of the other conditions set forth in the 2025 Revolving Credit Facility. The August 2026 Amendment also reduced the applicable margins and the applicable percentage for letter of credit fees for each pricing level by 0.25%. All other material terms of the 2025 Revolving Credit Facility, including the Maturity Date, the commitment fee and the financial and other covenants, remained unchanged after giving effect to the August 2026 Amendment.

In November 2025, OpCo, as the issuer, issued $500.0 million aggregate principal amount of 6.25% fixed-rate senior unsecured notes due 2030.

Refer to Note 7 — Debt within the notes to our unaudited condensed consolidated financial statements for additional information on our 2025 Revolving Credit Facility and the Notes.

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

As of September 30, 2026, we had $265.0 million of outstanding borrowings under the 2025 Revolving Credit Facility. We are obligated to pay interest at variable rates and other customary fees on borrowings under this facility. For the three and nine months ended September 30, 2026, the 2025 Revolving Credit Facility had a weighted average interest rate of 5.57% and 5.79% respectively.

As of September 30, 2026, we also had aggregate principal amounts outstanding of $500.0 million under the Notes. Since our Notes bear interest at fixed rates and are carried at amortized cost, fluctuations in interest rates do not have any impact on our unaudited condensed consolidated financial statements. However, the fair value of the Notes will fluctuate with movements in market interest rates, increasing in periods of declining interest rates and declining in periods of increasing interest rates.

Refer to Note 7 — Debt within the notes to our unaudited condensed consolidated financial statements for more information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

This Quarterly Report should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the 2025 Form 10-K except as set forth below.

Risks Related to the Conversion and Redomestication

We may fail to realize the anticipated benefits of the Conversion and Redomestication or those benefits may take longer to realize than expected, which could have a material and adverse impact on the trading price of our securities.

We believe that the Conversion and Redomestication will, among other things, improve trading liquidity, expand our global investor base and drive greater value for all of our shareholders over time. However, the level of investor interest in our Common Stock may not meet our expectations. For example, benchmark stock indices may change their eligibility requirements in a manner that is adverse to us or otherwise determine not to include our Common Stock. Moreover, even if we succeed in having our shares included in key stock indices, this may not result in the increased demand for our stock that we anticipate. Consequently, we may fail to realize the anticipated benefits of the Conversion and Redomestication or those benefits may take longer to realize than we expect. Our failure to achieve the anticipated benefits of the Conversion and Redomestication at all or in a timely manner, or a failure of any benefits realized to offset its costs, could have a material and adverse impact on the trading price of our securities.

Our Certificate of Formation includes certain provisions that could increase costs to bring a claim, discourage claims, limit the ability of our shareholders to bring a claim, limit the ability of our shareholders to bring a claim in a judicial forum viewed by the shareholders as more favorable for disputes with us or our directors, officers, or other employees and affect the procedures, rights and remedies available to our shareholders in bringing such claims.

Our Certificate of Formation (the “Charter”) contains a section (the “Forum Selection Provision”) that provides that, unless we consent in writing to the selection of an alternative forum, the Texas Business Court in the Eleventh Business Court Division of the State of Texas (the “Texas Business Court”) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for or based on a breach of fiduciary duty owed by any of our current or former directors, officers, other employees to us or our shareholders, including any claim alleging a conspiracy to breach a fiduciary duty, knowing participation in a breach of a fiduciary duty, or aiding and abetting a breach of fiduciary duty; (3) any action asserting a claim against us or any current or former director or officer or other employee of ours arising pursuant to any provision of the Texas Business Organizations Code (the “TBOC”) or our Charter or Bylaws; (4) any action to interpret, apply, enforce or determine the validity of our Charter or Bylaws; (5) any action asserting a claim relating to or involving us that is governed by the internal affairs doctrine; (6) any other action asserting an “internal entity claim” as that term is defined in the TBOC; or (7) any other action within the jurisdiction of the Texas Business Court, including any claims within the supplemental jurisdiction of the Texas Business Court (each, an “Internal Dispute”).

The selection of the Texas Business Court as the exclusive forum for Internal Disputes may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Except to the extent that we consent in writing, or a court of competent jurisdiction determines in a final and unappealable judgment, that an Internal Dispute is not subject to the sole and exclusive venue and forum or jurisdiction of the Texas Business Court or arbitration (as described further below), a shareholder will not be permitted to litigate an Internal Dispute in federal court or in any state court other than the Texas Business Court, and will not be able to avail itself of any potential advantages or potential protections of such other forums, other than with respect to any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. Our Charter provides that, to the fullest extent permitted by applicable law, the United States District Court for the Southern District of Texas, Houston Division (the “Federal Court”) will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. Any person or entity holding or purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to these provisions and the personal jurisdiction and venue of the Business Court, the Federal Court and the state district court of Texas situated in Harris County (the “Harris County Court”).

Further, our Charter provides that, to the fullest extent permitted by law, to the extent a court of competent jurisdiction determines in a final and unappealable judgment that an Internal Dispute is not subject to the exclusive jurisdiction of the Texas Business Court (such dispute, an “Other Dispute”), such Other Dispute will be exclusively and finally settled by arbitration under the Expedited Procedure Provisions of the Rules of the International Chamber of Commerce and governed by the Texas Arbitration Act. The Charter additionally provides that the place of arbitration shall be Houston, Texas and judicial review of the tribunal’s award must be brought in the Texas Business Court. The governing law of such Other Dispute would be the federal law of the United States or the law of the State of Texas, as applicable to the issues raised in the Other Dispute. If a court declines to transfer an Internal Dispute to the Business Court, but such court is later held not to have personal or subject matter jurisdiction with respect to such Internal Dispute, the arbitration provision would not be triggered because such action would be required to be dismissed and subsequently brought in a court of competent jurisdiction.

Given the unsettled nature of the law in this area, there is some risk that a court that has denied a motion to transfer an Internal Dispute to the Texas Business Court pursuant to the Forum Selection Provision would also deny a motion to compel arbitration of such Other Dispute pursuant to the Forum Selection Provision. Accordingly, the Forum Selection Provision further provides that, if the arbitration provisions in our Charter are determined to be unenforceable, the exclusive forum for such disputes will be the Federal Court or, if it lacks jurisdiction, the Harris County Court.

Regardless of the forum, venue or procedures selected for an Internal Dispute or Other dispute, our Charter provides that Internal Disputes and Other Disputes must be brought only as an individual action or derivative proceeding, and, to the fullest extent permitted by law, may not be brought as a class action, mass action, or other form of collective action, and may not be consolidated or joined, in whole or in part, consistent with the Texas Rules of Civil Procedure. However, we may, at our sole option, elect to seek consolidation or joinder of matters as consistent with the Texas Rules of Civil Procedure or Expedited Procedure Provisions of the Rules of the International Chamber of Commerce, respectively.

In addition, our Charter provides that, unless we consent in writing to a jury trial, we and each of our shareholders, directors and officers irrevocably and unconditionally waive any right we or it may have to a trial by jury in any legal action, proceeding, cause of action, cross-claim or counterclaim concerning any “internal entity claim” as that term is defined in Section 2.115 of the TBOC. Our Charter additionally provides that each shareholder agrees that such shareholder’s holding or acquisition of shares of our stock or, to the extent permitted by law, options or rights to acquire shares of our stock, constitutes such shareholder’s intentional and knowing waiver of any right to trial by jury with respect to such claims. This provision is designed to prevent a shareholder from requesting that a jury decide disputed issues of fact and may discourage lawsuits against us and our directors, officers, and other employees.

These dispute resolution rules, as well as the arbitration rules (to the extent they will apply), are different from the procedural rules that would normally apply to the litigation of Internal Disputes in state or federal court. They may prevent a shareholder from availing itself of the procedural protections that would be available under litigation in state or federal court and may render available or affect adversely the rights and remedies available to shareholders in such proceedings. Particularly in the case of arbitration, including its prohibition on class or collective actions, these dispute resolution rules may also result in greater costs being imposed on shareholders to litigate Internal Disputes, and in some cases involving lower amounts in controversy, the additional costs that may be imposed on shareholders to litigate Internal Disputes could exceed the potential recovery from such litigation.

Although we maintain that our Charter, including the Forum Selection Provision, accords with the law and is enforceable, it is possible that one or more provisions of our Charter, including those regarding the exclusive forum for Internal Disputes, mandatory arbitration for Other Disputes, or waiver of the right to proceed on class, mass, or collective basis, may be found by a court to be inapplicable or unenforceable. In addition, the mandatory arbitration provision in our Charter could be subject to litigation or regulatory scrutiny, which could result in the provision being enjoined or additional costs or uncertainty. In such case, we may incur additional costs or delays associated with resolving such actions, including in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

Additionally, our Charter provides that we affirmatively elect to be governed by Section 21.419 of the TBOC and any successor provision thereto. Section 21.419 sets forth certain presumptions concerning compliance by directors and officers with respect to their duties to a corporation, including the duty of care and duty of loyalty. Specifically, in taking or declining to take any action on any matters of a corporation’s business, Section 21.419 provides that a director or an officer is presumed to have acted (i) in good faith, (ii) on an informed basis, (iii) in furtherance of the interests of the corporation and (iv) in obedience to the law and the corporation’s governing documents. These provisions are described as codifying the “business judgment rule.” In order to succeed in a cause of action against a director or an officer, the Company or a shareholder pursuing such an action must rebut one or more of the foregoing presumptions and prove with particularity the director’s or officer’s act or omission constituted a breach of duty as a director or officer and that such breach involved fraud, intentional misconduct, an ultra vires act or a knowing violation of law.

Our Charter further provides that at any time that we have any series of common stock listed on a national securities exchange (as defined in the TBOC) or have 500 or more shareholders, no shareholder (as defined in the TBOC) may institute or maintain a derivative proceeding in our right unless such shareholder, at the time the derivative proceeding is instituted, holds at least three percent of the outstanding shares of our common stock.

These provisions of our Charter may increase costs to bring a claim, discourage claims, limit a shareholder’s ability to bring a claim, limit a shareholder’s ability to bring a claim in a judicial forum that such shareholder finds favorable for disputes with us or our directors, officers, or other employees and affect the procedures, rights and remedies available to our shareholders in bringing such claims. Alternatively, if a court were to find any of the provisions contained in our Charter to be inapplicable or unenforceable in an action, we could incur additional costs associated with resolving such actions, which could adversely affect our results of operations, cash flows and financial position.

Our Charter imposes minimum stock ownership and solicitation requirements on shareholders seeking to submit proposals for shareholder approval, which could limit the ability of our shareholders to bring matters before a meeting of shareholders.

Our Charter provides that we affirmatively elect to be governed by Section 21.373 of the TBOC, including the requirement that, except with respect to director nominations and procedural resolutions ancillary to the conduct of the shareholders’ meeting, to submit a proposal on a matter to the shareholders for approval at a meeting of the shareholders, a shareholder or group of shareholders must satisfy specified ownership, holding period and solicitation requirements. Under these provisions, a shareholder or group of shareholders must (in addition to the other requirements of our Charter and Bylaws): (i) hold an amount of our voting shares (as defined in the TBOC), determined as of the date of submission of the proposal, equal to the greater of at least: $1,000,000 in market value or three percent of our voting shares; (ii) hold such shares for a continuous period of at least six months before the date of the meeting and throughout the entire duration of the meeting; and (iii) solicit the holders of shares representing at least 67% of the voting power of shares entitled to vote on the proposal. These requirements apply during any time that (i) our principal office is located in the State of Texas or (ii) we are admitted to listing on a stock exchange that (A) has its principal office in the State of Texas and (B) has received approval by the securities commissioner of the State of Texas under Subchapter C, Chapter 4005, Government Code of the State of Texas. As of the date of this report, these requirements are applicable. These requirements are more restrictive than the requirements that would otherwise apply absent such a Charter provision and may make it more difficult, or in some cases impracticable, for shareholders to submit proposals for consideration at a shareholders’ meeting. As a result, our shareholders may have fewer opportunities to present proposals for shareholder approval, even on matters they believe are important, which could limit shareholder influence over corporate governance and other matters. Section 21.373 of the TBOC was enacted in 2025 and, while its enforceability has not yet been challenged in court and we do not have any material concerns related to enforceability or Section 21.373 or the related charter provision, like many new laws, we expect the enforceability of Section 21.373 will eventually be challenged.

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

None.

(c) Trading arrangements and policies.

During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1#+

Purchase, Sale and Contribution Agreement, dated October 3, 2025, by and among LandBridge Company LLC, DBR Land Holdings LLC, 1918 Ranch & Royalty, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-42150) filed with the SEC on November 12, 2025).

2.2	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on October 13, 2026).
3.1

Delaware Certificate of Conversion of LandBridge Company LLC (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on October 13, 2026).

3.2

Texas Certificate of Conversion of LandBridge Company LLC (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on October 13, 2026).

3.3	Certificate of Formation of LandBridge Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on October 13, 2026).
3.4	Bylaws of LandBridge Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on October 13, 2026).
4.1	Description of Securities (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on October 13, 2026).
4.2*	First Supplemental Indenture, dated as of July 24, 2026, among DBR Land Holdings LLC, the guarantors party thereto and UMB Bank, N.A., as trustee.
4.3*	Second Supplemental Indenture, dated as of September 21, 2026, among DBR Land Holdings LLC, the guarantors party thereto and UMB Bank, N.A., as trustee.
10.1

First Amendment to Credit Agreement, dated as of August 4, 2026, among DBR Land Holdings LLC, Texas Capital Bank, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-42150) filed with the SEC on August 6, 2026).

10.2

Second Amended and Restated Limited Liability Company Agreement of DBR Land Holdings LLC, dated as of October 13, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on October 13, 2026).

10.3†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42150) filed with the SEC on October 13, 2026).
10.4†

Amended and Restated LandBridge Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment to Registration Statement on Form S-8 (File No. 333-280696) filed with the SEC on October 13, 2026).

10.5†

Form of Restricted Share Unit Award Agreement under the Amended and Restated LandBridge Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Post Effective Amendment to Registration Statement on Form S-8 (File No. 333-280696) filed with the SEC on October 13, 2026).

10.6*	Second Amendment to Credit Agreement, dated as of September 16, 2026, among DBR Land Holdings LLC, Texas Capital Bank, as administrative and collateral agent, and the lenders party thereto.
31.1*

Certification of Chief Executive Officer of LandBridge Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer of LandBridge Corporation pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of LandBridge Corporation pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2**	Certification of Chief Financial Officer of LandBridge Corporation pursuant to 18 U.S.C. § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
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

LandBridge Corporation

Date:	November 4, 2026	By:	/s/ Jason Long
Jason Long
Chief Executive Officer